Form 10-Q
period 1995-03-31
SQUARE INDUSTRIES INC
filed 1995-05-12
CIK 93134

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                  _______________________________________

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1995

Commission file number 0-4979



                          SQUARE INDUSTRIES, INC.
   ______________________________________________________________________

           (Exact name of Registrant as specified in its Charter)


      NEW YORK                                     13-2610905
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)


 921 Bergen Avenue, Jersey City, New Jersey             07306
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (201) 798-0090



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                       Yes [X]          No [ ]

Shares of Common Stock outstanding at March 31, 1995: 1,166,356

                  SQUARE INDUSTRIES, INC. AND SUBSIDIARIES

                                   INDEX

PART I.
                                                                  Page No.

Consolidated Balance Sheets -
March 31, 1995 (unaudited) and December 31,
1994 (audited)                                                    2-3

Consolidated Statements of Operations - for
the  three months ended March 31, 1995
and 1994 (unaudited)                                              4

Consolidated Statements of Cash Flows for
the three months ended March 31, 1995 and 1994
(unaudited)                                                       5-6

Notes to Consolidated Financial Statements                        7-10

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                11-13


PART II.

Other Information                                                 14

SIGNATURES                                                        15

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                           March 31, 1995    December 31, 1994
                                           (Unaudited)         (Audited)

ASSETS
Current Assets:
  Cash                                        $ 1,945,000    $ 1,226,000
  Trade and other receivables                     560,000        781,000
  Prepaid expenses                              1,872,000      1,660,000
  Other current assets                            412,000        555,000
  Prepaid and refundable income tax               486,000        353,000
                                                ---------      ---------
     Total current assets                       5,275,000      4,575,000
                                                ---------      ---------

Property, Equipment and Improvements, Net      25,038,000     25,067,000
                                               ----------     ----------

Other Assets:
  Deferred expenses                             1,887,000        890,000
  Security deposits and other assets            2,009,000      1,932,000
                                                ---------      ---------

                                                3,896,000      2,822,000
                                                ---------      ---------

                                              $34,209,000    $32,464,000
                                              ===========    ===========








           See accompanying notes to consolidated financial statements

                             SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                          March 31, 1995    December 31, 1994
                                             (Unaudited)        (Audited)
LIABILITIES AND STOCKHOLDERS  EQUITY
Current Liabilities:
  Accounts payable                            $   718,000    $   830,000
  Accrued expenses                              4,738,000      4,400,000
  Accrued local rent tax (Note 4)               1,202,000      1,189,000
  Current portion of long-term debt (Note 2)    1,145,000      1,210,000
  Other liabilities                               413,000        479,000
                                                ---------      ---------
     Total current liabilities                  8,216,000      8,108,000
                                                ---------      ---------


Deferred Rent                                   2,574,000      2,433,000
                                                ---------      ---------

Long-Term Debt-less current portion (Note 2)   18,496,000     17,059,000
                                               ----------     ----------

Deferred Taxes                                    174,000        174,000
                                                  -------        -------

Security Deposits - Customers                     266,000        257,000
                                                  -------        -------

Stockholders  Equity:
  Common stock, $.01 par value;
    authorized 2,000,000 shares;
    issued 1,218,389 shares and
    1,205,689 shares                               12,000         12,000
  Common stock, subscribed 12,500 shares as
    of December 31, 1994                              -0-        119,000
  Additional paid-in capital                    3,278,000      3,158,000
  Retained earnings                             1,635,000      1,529,000

Less:
  Treasury stock at cost, 52,033 shares as of
    March 31, 1995 and 12,837 shares as of
    December 31, 1994                           (236,000)       (59,000)
  Notes receivable for common stock subscribed        -0-      (119,000)
  Cumulative translation adjustment             (206,000)      (207,000)
                                                ---------      ---------
                                                4,483,000      4,433,000
                                                ---------      ---------

                                              $34,209,000    $32,464,000
                                              ===========    ===========

           See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  For The Three Months Ended
                                                            March 31,
                                                       1995          1994
                                                       ----          ----
Revenues:
  Parking                                         $15,332,000    $14,072,000
  Gasoline station                                    959,000        916,000
                                                   ----------     ----------

                                                   16,291,000     14,988,000
                                                   ----------     ----------

Cost and Expenses:
  Operating Costs - parking                        12,712,000     13,203,000
                  - gasoline station                  975,000        934,000
  Provision for local rent tax (Note 4)                15,000         15,000
  General and administrative expenses               1,849,000      1,796,000
  Interest - net                                      488,000        377,000
  Write-off of assets                                   -0-          478,000
                                                    ---------      ---------

                                                   16,039,000     16,803,000
                                                   ----------     ----------

Earnings (loss) from parking and
  service station operations                          252,000    (1,815,000)

Provision (Benefit) for Income Taxes (Note 6)         146,000      (610,000)
                                                      -------      ---------

Net Income (Loss)                                 $   106,000  $ (1,205,000)
                                                  ===========  =============

Earnings (Loss) per share (Note 5):                 $    0.09    $    (1.01)
                                                    =========    ===========

Computation of Shares -
Weighted average of common stock
outstanding and subscribed (Note 5)                 1,188,175      1,192,721
                                                    =========      =========

             See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                     For The Three Months Ended
                                                             March 31,
                                                          1995         1994
                                                          ----         ----

Cash Flows From Operating Activities:
   Net income (loss)                                $  106,000   (1,205,000)

   Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Amortization of:
        Deferred expenses                                9,000         9,000
        Lease acquisition costs                          4,000        34,000
        Excess of cost over fair market value
           of net assets acquired                         -0-         53,000
      Depreciation and amortization                    417,000       437,000
      Write-off of assets                                 -0-        478,000
      Equity adjustment for
       foreign currency translations                     1,000      (22,000)
      Increase (decrease) in cash from
           changes in assets and liabilities:
           Trade and other receivables                 221,000     (243,000)
           Prepaid expenses and other
             current assets                          (127,000)     (299,000)
           Prepaid and refundable
             income taxes                            (133,000)     (828,000)
           Deferred expenses, net                  (1,006,000)        25,000
           Security deposits and
             other assets                             (81,000)       225,000
           Accounts payable, accrued expenses,
             accrued local rent tax and
             other liabilities                         173,000       642,000
           Deferred rent                               141,000     (309,000)
           Security deposits - customers                 9,000        33,000
                                                       -------       -------

        Net cash used in operating activities        (266,000)     (970,000)
                                                     ---------     ---------

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                  For The Three Months Ended
                                                          March 31,
                                                       1995         1994
                                                       ----         ----

Cash Flows From Investing Activities:
   Additions to land, buildings, equipment
     and improvements                              $ (388,000)    $(206,000)
                                                   -----------    ----------

      Net cash used in investing activities          (388,000)     (206,000)
                                                     ---------     ---------

Cash Flows From Financing Activities:
   Proceeds from borrowings                          1,700,000     2,450,000
   Payments and current maturities
    on long-term debt                                (328,000)     (243,000)
   Proceeds from exercise of stock options               1,000         1,000
                                                        ------        ------

      Net cash provided by financing activities      1,373,000     2,208,000
                                                     ---------     ---------

Net Increase in Cash                                  719,000      1,032,000

Cash, Beginning of Period                            1,226,000       623,000
                                                     ---------       -------

Cash, End of Period                                 $1,945,000     $1,655.000
                                                    ==========     ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
    Interest                                           495,000       404,000
    Income taxes, net of refunds received              255,000      (75,000)


Supplemental Schedule of Noncash Financing Activities:

In March 1995, an officer/stockholder agreed to satisfy the balance of his note receivable to the Company including accrued interest of $57,637 by transferring as of March 16, 1995, 39,196 shares of common stock to the Company. The market value of the stock at the date of the transfer was $176,382. As a result of this payment, the Company issued to the officer/stockholder 12,500 shares of common stock.



                 See accompanying notes to financial statements

              SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1995

NOTE 1 - The accompanying consolidated balance sheet as of March 31, 1995 and the consolidated statements of operations for the three months ended March 31, 1995 and 1994 and the consolidated statements of cash flows for the three months ended March 31, 1995 and 1994, respectively, are unaudited, but in the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for such periods have been made. The financial statements should be read in conjunction with the Annual Report on Form 10K of the Company, for the year ended December 31, 1994.

         The Company changed its fiscal year end from the last day in February to December 31st. As a result, the comparative 1994 financial statements have been restated to conform to current period presentation.

         The accompanying consolidated financial statements include the accounts of a foreign subsidiary and all domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The results of operations for the three months ended March 31, 1995 and March 31, 1994 respectively, (unaudited) are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Long-term debt consisted of the following:

                               Interest Rate      March 31, 1995
                               -------------      --------------
         Notes Payable           7.25% - 10%        $ 1,358,000
         Mortgages payable       7% - 11%             4,189,000
         Bank Loan:
         Facility I              Prime + 2%          12,180,000
         Facility II             11.35%               1,914,000
                                                     ----------

                                                     19,641,000

         Less current portion                         1,145,000
                                                     ----------

                                                    $18,496,000
                                                    ===========

       Facility I, as last amended on October 11, 1994, provides for a line of credit of $12,800,000, and is subject to the aggregate face amount of outstanding letters of credit plus unpaid drawings not exceeding $1,500,000. All outstanding amounts under Facility I, mature May 31, 1997. On October 11, 1994, the Facility I interest rate was adjusted to prime + 2%, a 1/2% increase in the rate which was effective as of July 1, 1994, an increase from the previous rate of prime + 1%. The prime rate was 9% at March 31, 1995.

       Facility II is a term loan to be paid in consecutive quarterly payments. The amount of the quarterly payments is $225,425, with the last payment to be made on May 31, 1997. The Company may elect, with the consent of the bank, to convert all or part (but not less than $1,000,000) of the Facility II term loan into a Designated Rate Loan, meaning a term loan for a period chosen by the Company in excess of one year and bearing interest at a fixed-rate then designated by the bank.

       Certain subsidiaries of the Company periodically acquire land/or buildings with a view to their future use in whole or in part as parking facilities. The properties are generally purchased subject to long-term mortgages. The mortgages vary in their payment terms and interest rates, some requiring only the payment of interest during the first five years.

       The mortgages payable are collateralized by the underlying assets which have a book value of $5,807,400. The two facility loans are collateralized by the stock of subsidiaries of the Company, except those whose stock may not be pledged because of prohibitions in leases and mortgages.

       Debt covenants, under the Credit Agreement as amended, include a limitation on indebtedness under mortgage obligations and financial covenants as to maintenance of minimum net worth, total liabilities to net worth and operating cash flow ratios. The covenants were amended as of October 11, 1994. Prior modifications of the covenants had been made as of June 14, 1994, June 14, 1993, and June 4, 1992. The modifications were made effective respectively as of August 31, 1994, February 28, 1994, February 28, 1993, and May 31, 1992 and thereby cured the prior defaults by the Company and permitted the Company to be in compliance with the financial covenants as of the effective date and for the period through the date hereof.




       Aggregate maturities on long-term debt are as follows:

       Year Ending March 31,
       ---------------------
       1996                                 $ 1,145,000
       1997                                     991,000
       1998                                  12,318,000
       1999                                   1,063,000
       2000                                   3,837,000
       Remainder                                287,000
                                              ---------

                                            $19,641,000
                                            ===========

NOTE 3 - FOREIGN OPERATIONS (CANADA)

       Summarized information relating to the Canadian operation is as follows:

                                         March 31, 1995   December 31, 1994
        Total assets                           $603,000            $589,000
        Total liabilities                     1,301,000           1,231,000
        Deficiency in assets                  (698,000)           (642,000)

       For the three month periods ended March 31, 1995 and March 31, 1994, net loss for the Canadian operation was 55,000 and 81,000, respectively.


NOTE 4 - LOCAL RENT TAX

       The Company received notices of determination from a municipal local authority for commercial rent tax which relate to the period June
       1, 1978 through May 31, 1987 assessing the Company, net of payments, an aggregate of $907,005. The Company believes that the provision, which covers these assessments, possible future assessments, and related expenses through March 31, 1995, is adequate.

NOTE 5 - EARNINGS PER SHARE

       For the three month periods ended March 31, 1995 and March 31, 1994, earnings per share has been computed using the weighted average number of shares of common stock outstanding and the dilative effect of common stock equivalents. Common stock equivalents were not included in the computation of loss per share for the three months ended March 31, 1994 since their effect was antidilutive.

NOTE 6 - INCOME TAXES

       The provision for income taxes of $146,000 for the three month period ended March 31, 1995 is based on the effective tax rate expected for the year and includes (I) federal income taxes, (ii) income taxes of state and local jurisdictions for which the Company s operations were profitable and for which no net operating loss benefit is available and (iii) minimum corporate taxes for certain subsidiaries. No changes have been made to the deferred tax asset valuation allowances since management is not able to conclude that realization of these deferred tax assets is more likely than not as a result of the Company s earnings history. Reductions to the valuation allowance will be recorded when, in the opinion of management, the Company s ability to generate taxable income for a period of time is more certain.

       The income tax benefit of $610,000 for the three month period ended March 31, 1994 was primarily the result of the recognition of refunds of prior years state taxes which were not previously recorded in the amount of $249,000.



NOTE 7 - CONTINGENCIES

       Litigation:

       Various lawsuits against the Company have arisen in the course of the Company's business. In certain of these matters, large and/or indeterminate amounts are sought. In the opinion of the Company, any uninsured ultimate liability which could result from such litigation would not have a material adverse effect on the Company's financial position or the results of its operations.

       Letters of Credit:

       As of March 31, 1995, the Company's contingent debt amounted to approximately $613,000 under standby Letters of Credit issued pursuant to terms of its line of credit (Facility I).

NOTE 8 WRITE-OFF OF ASSETS

       During the quarter ended March 31, 1994, the Company wrote off leasehold acquisition costs, deferred expenses, and other miscellaneous charges relating to certain locations.

                SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF RESULTS OF OPERATIONS
                         AND FINANCIAL CONDITION

Results of Operations
- ---------------------

       The improved operating results recorded for the 1994 fiscal year (the 10 months ended December 31, 1994) continued into the current year. Parking service revenues for the three months ended March 31, 1995 (the "First 1995 Quarter") were greater by $1,260,000 (9.0%) than those for the three months ended March 31, 1994 (the "1994 Three-Month Period"). The principal reason for the continued improvement was the mild winter weather in the regions in which the Company operates as compared with one of the most severe winters in the Company's history in 1994, causing a sharp curtailment of traffic near the Company's parking locations. Also contributing to the increase was an increase in the aggregate capacity of the parking locations operated by the Company (55,583 cars as of March 31, 1995 as compared to 49,830 cars as of March 31, 1994) despite a net reduction of five locations as compared with the 1994 Three-Month Period.

       The increase in revenues was achieved while parking operating costs were reduced by $491,000, or 3.7%. As a result, such costs, as a percentage of parking revenues, was reduced to 82.9% for the First 1995 Quarter from 93.8% for the 1994 Three-Month Period. The lower costs were principally the result of a net reduction of five in the number of parking locations operated by the Company. Since the close of the 1994 Three-Month Period, the Company has entered into two labor agreements and anticipates the execution of a third agreement which has resulted, and will result, in modest increases in labor costs.

       The Company's gasoline station operation remained marginal due to the intense competition which adversely affects the industry and the area in which the Company's station is located. Operation of the station produced losses of ($16,000) and ($18,000), respectively, for the First 1995 Quarter and the 1994 Three-Month Period. The increase in revenues and operating costs of $43,000 and $41,000 between the comparative three-month periods was the result of higher gasoline and oil prices.

       General and administrative expenses increased by $53,000, or 3.0%, but decreased to 12.1% from 12.8% as a percentage of parking revenues (gasoline station operations require insignificant amounts of such expenses) for the First 1995 Quarter as compared with those for the 1994 Three-Month Period. The slight increase reflects principally modest increases in salaries and professional fees, partially offset by reductions due to the fewer locations under supervision and operating economies.

       The increase of $111,000 in interest expense between the two three-month comparative periods was primarily the result of the higher interest rates caused by both increases in the rate provided by the amendments effected in June and October 1994 to the Company's credit facility and increases in the prime rate.

       As a result, there was a swing of $2,067,000 in earnings before provision for income taxes-- earnings of $252,000 for the First 1995 Quarter as compared to a loss of ($1,815,000) before benefit for income taxes for the 1994 Three-Month Period..

       The comparatively large provision of $146,000 for income taxes for the First 1995 Quarter, a rate of 57.9%, is the result of (i) the exclusion of the approximately $55,000 loss from the Company's Canadian operations in the determination of the provision for federal income taxes, and (ii) minimum corporate taxes imposed by the States of New York, Pennsylvania and New Jersey and the City of New York. The income benefit of ($610,000 ) for the three months ended March 31, 1994 was attributable to the loss for the period partially offset by the foregoing minimum corporate taxes.

Liquidity and Capital Resources

       As of March 31, 1995, the Company had a working capital deficit of ($2,941,000) as compared to the working capital deficit of ($3,533,000) as of December 31, 1994. The reduction of $592,000 in the deficit was primarily due to a $719,000 increase in cash funds primarily derived from a net increase of $1,372,000 in long-term debt under the credit facility, partially offset by a $338,000 increase in accrued expenses partially due to provisions for increased labor costs which may arise under collective bargaining agreements currently being negotiated and for an increase in payroll taxes arising primarily from increases in unemployment tax rates of all the states in which the Company operates.

       The Company's Credit Agreement with its bank lender was amended on June 14, 1993, as of February 28, 1993, to modify the financial covenants as of and for the period ended the latter date and through February 28, 1994 as to the maintenance of minimum net worth, total liabilities to net worth and operating cash flow. A June 13, 1994 amendment, effective as of February 28, 1994, extended the maturity of the credit facility from June 30, 1994 to June 30, 1995, increased the interest rate as of July 31, 1994 by 1/2% per annum, modified the financial covenants retroactive to December 1, 1993 and provided for the payment to the lender of a $50,000 fee. The retroactive modification of the covenants permitted the Company to be in compliance with the covenants as of February 28, 1994 and through June 13, 1994. On October 11, 1994, the agreement was further amended to, among other things, extend the maturity of the facility to May 31, 1997, increase the interest rate as of October 11, 1994 to prime plus 2%, modify certain financial covenants retroactive to August 31, 1994, and provide for the payment of an additional $50,000 fee to the lender. The covenant modifications permitted the Company to comply with the covenants as of August 31, 1994 through the date hereof.

       Net cash used in operating activities was $266,000 for the First 1995 Quarter as compared to net cash of $970,000 used in the 1994 Three-Month Period for such activities. The principal causes for the difference are the materially better operating results, faster payment of receivables, and the much greater amounts of prepaid and refundable income taxes for the 1994 Three-Month Period due to consolidation of certain subsidiaries and overpayment of taxes in prior periods, partially offset by a material increase for the First 1995 Quarter in deferred expenses (net), primarily due to adjustments of rents.

       Cash used in investing activities, consisting of additions to land, buildings, equipment and improvements amounted to $388,000 for the First 1995 Quarter--$182,000 more than amounts expended or accrued during the 1994 Three-Month Period for this purpose. The Company anticipates capital expenditures of not more than $1,500,000 for the year ended December 31, 1995 to be financed from the Company's operations, borrowings and joint ventures with equity co-venturers.

       The Company derived net cash from financing activities of $1,373,000 and $2,208,000, respectively, during the First 1995 Quarter and the 1994 Three-Month Period, with the difference resulting from greater borrowings under the credit facility during the year earlier period and larger loan payments during the current year period.

       As a result of the foregoing, the Company increased its cash balances by $719,000 and $1,032,000, respectively, for the First 1995 Quarter and the 1994 Three-Month Period.

       As of May 1, 1995, the Company had borrowed the full amount under its line of credit. It believes that the funds which are available from time to time under its bank loan facility, additional mortgage loans with respect to properties acquired or developed and funds generated from its operations will be sufficient to finance its capital and operational requirements for the 12 months ended March 31, 1996.

                       PART II--OTHER INFORMATION



Item 6. --Exhibits and Report on Form 8-K

       (a) None

       (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SQUARE INDUSTRIES, INC.




                              /s/Sanford Harwood
                              Sanford Harwood
                              Assistant Chairman





                              /s/Marvin Fruchtman
                              Marvin Fruchtman
                              Treasurer and
                              Chief Financial Officer


Dated:  May 11, 1995