Form 10-Q/A
period 1995-03-31
SQUARE INDUSTRIES INC
filed 1995-07-06
CIK 93134

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                  _______________________________________

                                FORM 10-Q/A
                            Amendment No. 1 to

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

                       PART II--OTHER INFORMATION



Item 6. --Exhibits and Report on Form 8-K

       (a)  Exhibits

            27   -    Financial Statement Schedule

       (b) A Report on Form 8-K dated January 11, 1995 providing information under Item 8 was filed during the quarter ended March 31, 1995.

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


Dated:  June 30, 1995