Form 10-Q
period 1995-06-30
SQUARE INDUSTRIES INC
filed 1995-08-14
CIK 93134

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ---------------------------------------

                                   FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                      June 30, 1995
                                ---------------------------------


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934


For the transition from ___________________ to ________________________

              Commission file number        0-4979
                                       ------------------

                            SQUARE INDUSTRIES, INC.
             (Exact name of Registrant as specified in its Charter)

     NEW YORK                                            13-2610905
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 921 Bergen Avenue, Jersey City, New Jersey                   07306
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (201) 798-0090

              Not Applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X No

Shares of Common Stock outstanding at June 30, 1995: 1,166,356

                    SQUARE INDUSTRIES, INC. AND SUBSIDIARIES

                                   INDEX

PART I.
                                                                        Page No.
                                                                        --------

Consolidated Balance Sheets -
June 30, 1995 (unaudited) and December 31,
1994 (audited)                                                             2-3

Consolidated Statements of Operations - for
the six and three months ended June 30, 1995
and 1994 (unaudited)                                                         4

Consolidated Statements of Cash Flows for
the six months ended June 30, 1995 and 1994
(unaudited)                                                                5-6

Notes to Consolidated Financial Statements                                7-10

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                       11-13


PART II.

Other Information                                                           14

SIGNATURES                                                                  15

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS




                                                June 30, 1995 December 31, 1994
                                                 (Unaudited)     (Audited)
                                                 -----------     ---------
ASSETS
Current Assets:
     Cash                                        $ 1,510,000   $ 1,226,000
     Trade and other receivables                     395,000       781,000
     Prepaid expenses                              1,850,000     1,660,000
     Other current assets                            498,000       555,000
     Prepaid and refundable income taxes             437,000       353,000
                                                 -----------   -----------
         Total current assets                      4,690,000     4,575,000
                                                 -----------   -----------

     Property, Equipment and Improvements, net    25,058,000    25,067,000
                                                 -----------   -----------

Other Assets:
     Deferred expenses (net of amortization)       2,092,000       890,000
     Security deposits and other assets            2,128,000     1,932,000
                                                 -----------   -----------

                                                   4,220,000     2,822,000
                                                 -----------   -----------

                                                 $33,968,000   $32,464,000
                                                 ===========   ===========




          See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                            June 30, 1995 December 31, 1994
                                                             (Unaudited)      (Audited)
                                                             -----------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                       $  1,153,000    $    830,000
     Accrued expenses                                          4,410,000       4,400,000
     Accrued local rent tax (Note 4)                           1,220,000       1,189,000
     Current portion of long-term debt (Note 2)                1,094,000       1,210,000
     Other liabilities                                           394,000         479,000
                                                            ------------    ------------
         Total current liabilities                             8,271,000       8,108,000
                                                            ------------    ------------

Deferred Rent                                                  2,721,000       2,433,000
                                                            ------------    ------------

Long-Term Debt - less current portion (Note 2)                17,794,000      17,059,000
                                                            ------------    ------------

Deferred Taxes                                                   174,000         174,000
                                                            ------------    ------------

Security Deposits - Customers                                    280,000         257,000
                                                            ------------    ------------


Stockholders' Equity:
     Common stock, $.01 par value;
       authorized 2,000,000 shares;
       issued, 1,218,389 shares and 1,205,689 shares              12,000          12,000
     Common stock, subscribed 12,500 shares as
       of December 31, 1994                                          -0-         119,000
     Additional paid-in capital                                3,278,000       3,158,000
     Retained earnings                                         1,883,000       1,529,000

Less:
     Treasury stock at cost, 52,033 shares as of
       June 30, 1995 and 12,837 shares as of
       December 31, 1994                                        (236,000)        (59,000)
     Notes receivable for common stock subscribed                    -0-        (119,000)
     Cumulative translation adjustment                          (209,000)       (207,000)
                                                            ------------    ------------
                                                               4,728,000       4,433,000
                                                            ------------    ------------
                                                            $ 33,968,000    $ 32,464,000
                                                            ============    ============




          See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                         For The Six Months Ended              For The Three Months Ended
                                                                  June 30,                             June  30,
                                                         -------------------------             --------------------------
                                                           1995               1994              1995               1994
                                                       -----------        -----------        -----------        -----------

Parking service revenue                                $30,704,000        $29,325,000        $15,372,000        $15,253,000
Service station revenue                                  1,971,000          1,943,000          1,012,000          1,027,000
                                                        ----------         ----------         ----------         ----------
     Total revenues                                     32,675,000         31,268,000         16,384,000         16,280,000
                                                        ----------         ----------        -----------        -----------
Costs and expenses:
     Cost of parking services                           25,304,000         26,049,000         12,592,000         12,846,000
     Operating costs - service station                   2,026,000          1,972,000          1,051,000          1,038,000
     General and administrative expenses                 3,561,000          3,490,000          1,712,000          1,694,000
     Provision for local rent tax (Note 4)                  30,000             30,000             15,000             15,000
     Interest                                            1,020,000            847,000            532,000            470,000
     Write-off of assets                                      -0-             478,000               -0-                -0-
                                                        ----------         ----------        -----------        -----------
     Total costs and expenses                           31,941,000         32,866,000         15,902,000         16,063,000
Earnings (Loss) from Parking and                        ----------         ----------        -----------        -----------
   Service Station Operations                              734,000         (1,598,000)           482,000            217,000

Provision (Benefit) For Income Taxes
       (Note 6)                                            380,000          (540,000)            234,000             70,000
                                                        ----------         ----------        -----------        -----------
Net Earnings (Loss)                                      $ 354,000      $ (1,058,000)          $ 248,000          $ 147,000
                                                        ==========      ============         ===========        ===========
Earnings (Loss) Per Share (Note 5)                          $ 0.28           $ (0.89)             $ 0.21             $ 0.12
                                                        ==========      ============         ===========        ===========
Computation of Shares -
Weighted average of common stock
outstanding and subscribed (Note 5)                      1,245,131         1,192,787          1,166,356          1,192,852
                                                        ==========      ============         ===========        ===========




                 See notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       For The Six  Months Ended
                                                                                June 30,
                                                                           1995         1994
                                                                           ----         ----

Cash Flows From Operating Activities:
 Net earnings (loss)                                                     $ 354,000   $(1,058,000)

 Adjustments to reconcile net earnings (loss) to net cash provided by
  (used in) operating activities:
    Amortization of:
      Deferred expenses                                                     20,000        17,000
      Lease acquisition costs                                                9,000        55,000
      Excess of cost over fair market value
         of net assets acquired                                                -0-       103,000
    Depreciation and amortization                                          789,000       849,000
    Write-off of assets                                                        -0-       478,000
    Equity adjustment for foreign currency translations                     (2,000)      (23,000)
    Increase (decrease) in cash from
         changes in assets and liabilities:
         Trade and other receivables                                       386,000      (285,000)
         Prepaid expenses and other current assets                        (191,000)     (570,000)
         Prepaid and refundable income taxes                               (84,000)     (367,000)
         Deferred expenses, net                                         (1,222,000)      (11,000)
         Security deposits and other assets                               (205,000)     (105,000)
         Accounts payable, accrued expenses,
          accrued local rent tax and other liabilities                     279,000     1,060,000
         Deferred rent                                                     288,000      (266,000)
         Security deposits - customers                                      23,000        35,000
                                                                       ----------    ----------
         Net cash provided by (used in) operating activities               444,000       (88,000)
                                                                       ----------    ----------

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                 For The Six  Months Ended
                                                                          June  30,
                                                                     1995          1994
                                                                  ---------     ---------

Cash Flows From Investing Activities:
         Additions to land, buildings, equipment
           and improvements                                     $  (780,000)   $  (560,000)
                                                                -----------    -----------

            Net cash used in investing activities                  (780,000)      (560,000)
                                                                -----------    -----------

Cash Flows From Financing Activities:
         Proceeds from borrowings                                 1,700,000      2,665,000
         Payments and current maturities on long-term debt       (1,081,000)    (1,551,000)
         Proceeds from exercise of stock options and warrants         1,000          1,000
                                                                -----------    -----------

                 Net cash provided by financing activities          620,000      1,115,000
                                                                -----------    -----------

Net Increase in Cash                                                284,000        467,000

Cash, Beginning of Period                                         1,226,000        623,000
                                                                -----------    -----------
Cash, End of Period                                             $ 1,510,000    $ 1,090,000
                                                                ===========    ===========

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:
          Interest                                              $ 1,005,000    $   863,000
          Income taxes, net of refunds received                 $   574,000    $   (82,000)


Supplemental Schedule of Noncash Financing Activities:

An officer/stockholder satisfied the balance of his note receivable to the Company, including accrued interest of $57,637, which note had been issued in connection with the exercise of a warrant to purchase shares of common stock by transferring 39,196 shares of common stock to the Company. The market value of the stock at the date of the transfer was $176,382. As a result, the Company issued to the officer/stockholder 12,500 shares of common stock.




                 See accompanying notes to financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995

NOTE 1 - The accompanying consolidated balance sheet as of June 30, 1995 and the consolidated statements of operations for the six and three months ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994, respectively, are unaudited, but in the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for such periods have been made. The financial statements should be read in conjunction with the Annual Report on Form 10K of the Company, for the period ended December 31, 1994.

          The Company changed, effective December 31, 1994, its fiscal year end from the last day in February to December 31st. As a result, the comparative 1994 financial statements have been restated to conform to current period presentation.

          The accompanying consolidated financial statements include the accounts of a foreign subsidiary and all domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          The results of operations for the six and three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  Long-term debt consisted of the following:

                                         Interest Rate           June 30, 1995
                                         -------------           -------------
          Notes Payable                    7.25% - 10%             $ 1,284,000
          Mortgages payable                   7% - 11%               4,186,000
          Bank Loan:
               Facility I                   Prime + 2%              11,730,000
               Facility II                      11.35%               1,688,000
                                                                  ------------

                                                                    18,888,000

          Less current portion                                       1,094,000
                                                                  ------------

                                                                   $17,794,000
                                                                  ============

          Facility I, as last amended on October 11, 1994, provides for a line of credit of $12,800,000, and is subject to the aggregate face amount of outstanding letters of credit plus unpaid drawings not exceeding $1,500,000. All outstanding amounts under Facility I, mature May 31, 1997. On October 11, 1994, the Facility I interest rate was adjusted to prime + 2%, a 1/2% increase in the rate which was effective as of July 1, 1994, an increase from the previous rate of prime + 1%. The prime rate was 9% at June 30, 1995.

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

          The mortgages payable are collateralized by the underlying assets which have a book value of $5,781,400. The two facility loans are collateralized by the stock of subsidiaries of the Company, except those whose stock may not be pledged because of prohibitions in leases and mortgages.

          Debt covenants, under the Credit Agreement as amended, include a limitation on indebtedness under mortgage obligations and financial covenants as to maintenance of minimum net worth, total liabilities to net worth and operating cash flow ratios. The covenants were amended as of October 11, 1994. Prior modifications of the covenants had been made as of June 14, 1994, June 14, 1993, and June 4, 1992. The modifications were made effective, respectively, as of August 31, 1994, February 28, 1994, February 28, 1993, and May 31, 1992 and
          thereby cured the prior defaults by the Company and permitted the Company to be in compliance with the financial covenants as of the effective date and for the period through the date hereof.

          Aggregate maturities on long-term debt are as follows:

          Year Ending June 30,

                1996                                $ 1,094,000
                1997                                 12,587,000
                1998                                     24,000
                1999                                  1,063,000
                2000                                  3,837,000
                Remainder                               283,000
                                                     ----------
                                                    $18,888,000
                                                    ===========

NOTE 3 -  FOREIGN OPERATIONS (CANADA)

          Summarized information relating to the Canadian operation is as follows:

                                             June 30, 1995     December 31, 1994
                                             -------------     -----------------

          Total assets                          $594,000            $589,000
          Total liabilities                    1,346,000           1,231,000
          Deficiency in assets                  (752,000)           (642,000)

          For the six-month periods ended June 30, 1995 and June 30, 1994, net loss for the Canadian operation was $108,000 and $168,000, respectively.

NOTE 4 - The Company received notices of determination from a municipal local authority for commercial rent tax which relate to the period June 1, 1978 through May 31, 1987 assessing the Company, net of payments, an aggregate of $907,005. The Company believes that the provision, which covers these assessments, possible future assessments, and related expenses through June 30, 1995, is adequate.

NOTE 5 -  EARNINGS PER SHARE

          Earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding and subscribed and the dilutive effect, if any, of common stock equivalents outstanding. Common stock equivalents were not included in the computation of loss per share for the six months ended June 30, 1994 since their effect was anti-dilutive.

NOTE 6 -  INCOME TAXES

          The provision for income taxes of $380,000 for the six month period ended June 30, 1995 is based on the effective tax rate expected for the year and includes (i) federal income taxes, (ii) income taxes of state and local jurisdictions for which the Company's operations were profitable and for which no net operating loss benefit is available and (iii) minimum corporate taxes for certain subsidiaries. No changes have been made to the deferred tax asset valuation allowances since Management is not able to conclude that realization of these deferred tax assets is more likely than not as a result of the Company's earnings history. Reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income for a period of time is more certain.

          The income tax benefit of $540,000 for the six month period ended June 30, 1994 reflects the benefit applicable to the loss for the period less minimum corporate taxes for certain subsidiaries.

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

          Letters of Credit:

          As of June 30, 1995, the Company's contingent debt amounted to approximately $1,025,500 under standby Letters of Credit issued pursuant to terms of its line of credit (Facility I).

NOTE 8    WRITE-OFF OF ASSETS

          During the six months ended June 30, 1994, the Company wrote off leasehold acquisition costs, deferred expenses, and other miscellaneous charges relating to certain locations.

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Results of Operations
---------------------

The improved operating results recorded for the 1994 fiscal year (the 10 months ended December 31, 1994) continued into the current year. Parking service revenues for the six months ended June 30, 1995 (the "1995 Six-Month Period") and the three months ended June 30, 1995 (the "1995 Three-Month Period") were greater by $1,379,000 (4.7%) and $119,000 (0.8%) than those for the six months ended June 30, 1994 (the "1994 Six-Month Period) and the three months ended June 30, 1994 (the "1994 Three-Month Period"), respectively. The principal reason for the continued improvement was the increased patronage (the aggregate parking capacity was approximately the same as of June 30, 1995 and June 30, 1994) largely due to mild winter weather in the regions in which the Company operates as compared with one of the most severe winters in the Company's history in 1994 which caused a sharp curtailment of traffic near the Company's parking locations.

The increase in revenues was achieved while parking operating costs were reduced by $745,000 (2.9%) between the six-month comparative periods and $254,000 (2.0%) between the three-month comparative periods. The percentages of parking revenues, represented by such costs, were reduced from 88.8% to 82.4% between the six-month comparative periods and from 84.2% to 81.9% between the three-month comparative periods. The lower costs and improved percentages were principally due to a net reduction of four in the number of parking locations operated by the Company, including termination of several unprofitable locations which were the source of the $478,000 of asset write-offs in the 1994 Six-Month Period, partially offset by a modest increase in labor costs resulting from a new labor agreement the Company executed during the latter part of the 1995 Six-Month Period. Another labor agreement is expected to be executed by December 31, 1995 and to result in a further modest increase in labor costs.

The Company's gasoline station operation remained marginal due to the intense competition which adversely affects the industry and the area in which the Company's station is located. Operation of the station produced losses for the 1995 and 1994 Six-Month Periods of ($55,000) and ($29,000), respectively, despite a $28,000 increase in revenues between the two periods and a $15,000 revenue reduction and losses for the 1995 and 1994 Three-Month Periods of ($39,000) and ($11,000), respectively. The gasoline station results reflect the higher gasoline and oil prices.

General and administrative expenses increased by only $71,000, or 2.0% between the six-month comparative periods and $18,000 (1.1%) between the three-month comparative periods. The slight increases reflect principally modest increases in salaries and professional fees, partially offset by reductions due to the fewer locations under supervision and operating economies. The costs as a percentage of parking revenues (gasoline station operations require insignificant amounts of such expenses) were substantially the same -- a decrease from 11.9% to 11.6% for the six-month comparative periods and 11.1% for each of the three-month comparative periods.

The increases in interest expense of $173,000 (20.4%) and $62,000 (13.2%), respectively, between the six-month and three-month comparative periods were primarily the result of the higher interest rates caused by both increases in the rate provided by the amendments effected in June and October 1994 to the Company's credit facility and increases in the prime rate.

The comparatively large provisions for income taxes of $380,000 (51.8%) for the 1995 Six-Month Period and $234,000 (48.5%) for the 1995 Three-Month Period as compared with a ($540,000) (33.8%) benefit for the 1994 Six-Month Period and a $70,000 (32.3%) for the 1994 Three-Month Period were the result of (i) the exclusion of the approximately $108,000 loss for the 1995 Six-Month Period and the approximately $55,000 loss for the 1995 Three-Month Period suffered by the Company's Canadian operations in the determination of the provision for federal income taxes, and (ii) minimum corporate taxes imposed by the States of New York, Pennsylvania and New Jersey and the City of New York, and, with respect to the 1994 Six-Month Period, also the loss for the period partially offset by the foregoing minimum corporate taxes.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1995, the Company had a slight increase in its working capital deficit ($3,581,000) from the working capital deficit ($3,533,000) as of December 31,1994.

The Company's Credit Agreement with its bank lender was amended on June 13, 1994, effective as of February 28, 1994, to extend the maturity of the credit facility from June 30, 1994 to June 30, 1995, increase the interest rate as of July 31, 1994 by 1/2% per annum, modify the financial covenants retroactive to December 1, 1993 and provide for the payment to the lender of a $50,000 fee. The retroactive modification of the covenants permitted the Company to be in compliance with the covenants as of February 28, 1994 and through June 13, 1994. On October 11, 1994, the agreement was further amended to, among other things, extend the maturity of the facility to May 31, 1997, increase the interest rate as of October 11, 1994 to prime plus 2%, modify certain financial covenants retroactive to August 31, 1994, and provide for the payment of an additional $50,000 fee to the lender. The covenant modifications permitted the Company to comply with the covenants as of August 31, 1994 through the date hereof.

Operating activities provided net cash of $444,000 for the six months ended June 30, 1995 as compared to the use of cash in the net amount of ($88,000) in the 1994 Six-Month Period from such activities. The principal causes for the difference are the materially better operating results, faster payment of receivables, and reduced amounts of prepaid expenses and prepaid income taxes for the 1995 Six-Month Period due to consolidation of certain subsidiaries and overpayment of taxes in prior periods, partially offset by a material increase for the 1995 Six-Month Period in deferred expenses (net), primarily due to adjustments of rents and the $478,000 writeoff of assets in the 1994 Six-Month Period.

Cash used in investing activities, consisting of additions to land, buildings, equipment and improvements amounted to $780,000 net for the 1995 Six-Month Period, $220,000 more than amounts expended or accrued during the 1994 Six-Month Period for this purpose. The Company anticipates capital expenditures of not more than $1,500,000 for the year ending December 31, 1995 to be financed from the Company's operations, borrowings and joint ventures with equity co-venturers.

The Company derived net cash from financing activities of $620,000 and $1,115,000, respectively, during the 1995 Six-Month Period and the 1994 Six-Month Period, with the difference resulting from lesser borrowings under the credit facility offset partially by lower loan payments during the 1995 Six-Month Period.

As a result of the foregoing, the Company increased its cash balances by $284,000 and $467,000 for the 1995 Six-Month Period and the 1994 Six-Month Period, respectively.

As of August 7, 1995, the Company had borrowed the full amount under its line of credit. In anticipation of the lower revenues which are generally experienced by the Company's operations during the months of July and August, the Company entered into agreements with Messrs. Lowell Harwood, Chairman of the Board, and Sanford Harwood, Assistant Chairman of the Board of Directors and Secretary of the Company, pursuant to which each agreed to make available for working capital purposes to the Company $350,000, or an aggregate of $700,000, with the amounts to be extended to be made equally by each, to bear interest at the rate the Company pays on loans from its principal bank lender (currently NatWest USA -- prime plus 2%) and to be payable on demand. In July 1995 the Company borrowed an aggregate of $500,000 under the agreements, all of which was outstanding as of August 7, 1995. The Company anticipates that the loans will be repaid in full by December 31, 1995. The Company believes that the funds which are available from time to time under its loan facilities, additional mortgage loans with respect to properties acquired or developed, and funds generated from its operations will be sufficient to finance its capital and operational requirements for the 12 months ended June 30, 1996.

                           PART II--OTHER INFORMATION



Item 6. --Exhibits and Report on Form 8-K

         (a) Exhibits

             27.  Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SQUARE INDUSTRIES, INC.




                            S/ Sanford Harwood
                            ------------------
                            Sanford Harwood
                            Assistant Chairman





                            S/ Marvin Fruchtman
                            -------------------
                            Marvin Fruchtman
                            Treasurer and
                            Chief Financial Officer


Dated: August 14, 1995