Form 10-Q
period 1995-09-30
SQUARE INDUSTRIES INC
filed 1995-11-14
CIK 93134

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     ---------------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from ___________________ to ________________________

                          Commission file number 0-4979
                                                 ------
                             SQUARE INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         NEW YORK                                             13-2610905
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 921 Bergen Avenue, Jersey City, New Jersey                       07306
-------------------------------------------                   --------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (201) 798-0090
                                                   --------------
                                 Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ___X___ No ______

Shares of Common Stock outstanding at September 30, 1995: 1,166,356

                    SQUARE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.                                                   Page No.
                                                          --------

Consolidated Balance Sheets -
September 30, 1995 (unaudited) and December 31,
1994 (audited)                                                3

Consolidated Statements of Operations - for
the nine and three months ended September 30, 1995
and 1994 (unaudited)                                          5

Consolidated Statements of Cash Flows for
the nine months ended September 30, 1995 and 1994
(unaudited)                                                   6

Notes to Consolidated Financial Statements                    8

Management's Discussion and Analysis of Results of
Operations and Financial Condition                           13

PART II.

Other Information                                            17

SIGNATURES                                                   18

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                               September 30, 1995           December 31, 1994
                                                   (Unaudited)                  (Audited)
                                                   -----------                  ---------

ASSETS
Current Assets:
     Cash                                           $ 1,793,000                 $ 1,226,000
     Trade and other receivables                        786,000                     781,000
     Prepaid expenses                                 1,582,000                   1,660,000
     Other current assets                               549,000                     555,000
     Prepaid and refundable income taxes                292,000                     353,000
                                                    -----------                 -----------
         Total current assets                         5,002,000                   4,575,000
                                                    -----------                 -----------

Property, Equipment and Improvements,  net           24,766,000                  25,067,000
                                                    -----------                 -----------

Other Assets:
     Deferred expenses (net of amortization)          2,295,000                     890,000
     Security deposits and other assets               2,410,000                   1,932,000
                                                    -----------                 -----------

                                                      4,705,000                   2,822,000
                                                    -----------                 -----------

                                                    $34,473,000                 $32,464,000
                                                    ===========                 ===========










                 See notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                        September 30, 1995            December 31, 1994
                                                            (Unaudited)                   (Audited)
                                                            -----------                   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                        $ 1,159,000                 $ 830,000
     Accrued expenses                                          4,523,000                 4,400,000
     Accrued local rent tax (Note 4)                           1,232,000                 1,189,000
     Current portion of long-term debt (Note 2)                  652,000                 1,210,000
     Other liabilities                                           231,000                   479,000
                                                              ----------                ----------
         Total current liabilities                             7,797,000                 8,108,000
                                                              ----------                ----------

Deferred Rent                                                  2,856,000                 2,433,000
                                                              ----------                ----------

Long-Term Debt - less current portion (Note 2)                18,692,000                17,059,000
                                                              ----------                ----------

Deferred Taxes                                                   174,000                   174,000
                                                              ----------                ----------

Security Deposits - Customers                                    292,000                   257,000
                                                              ----------                ----------


Stockholders' Equity:
     Common stock, $.01 par value;
       authorized 2,000,000 shares;
       issued, 1,218,389 shares and 1,205,689 shares              12,000                    12,000
     Common stock, subscribed 12,500 shares as
       of December 31, 1994                                      -0-                       119,000
     Additional paid-in capital                                3,278,000                 3,158,000
     Retained earnings                                         1,825,000                 1,529,000

Less:
     Treasury stock at cost, 52,033 shares as of
       September 30, 1995 and 12,837 shares as of
       December 31, 1994                                        (236,000)                  (59,000)
     Notes receivable for common stock subscribed                -0-                      (119,000)
     Cumulative translation adjustment                          (217,000)                 (207,000)
                                                             -----------                -----------
                                                               4,662,000                 4,433,000
                                                             -----------                -----------

                                                             $34,473,000               $32,464,000
                                                             ===========                ===========




                 See notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         For The Nine Months Ended             For The Three Months Ended
                                                               September 30,                            September 30,
                                                         -------------------------             ---------------------------
                                                          1995                1994            1995                 1994
                                                         ------              ------          ------               -----
Parking service revenue                                $45,328,000        $44,093,000        $14,624,000        $14,768,000
Service station revenue                                  3,071,000          2,984,000          1,100,000          1,041,000
                                                        ----------         ----------        -----------        -----------
     Total revenues                                     48,399,000         47,077,000         15,724,000         15,809,000
                                                        ----------         ----------        -----------        -----------

Costs and expenses:
     Cost of parking services                           37,103,000         38,702,000         11,799,000         12,653,000
     Operating costs - service station                   3,112,000          3,029,000          1,086,000          1,057,000
     General and administrative expenses                 5,455,000          5,244,000          1,894,000          1,754,000
     Provision for local rent tax (Note 4)                  45,000             45,000             15,000             15,000
     Interest                                            1,518,000          1,317,000            498,000            470,000
     Write-off of assets                                   316,000            478,000            316,000               -0-
                                                        ----------         ----------         ----------         ----------
     Total costs and expenses                           47,549,000         48,815,000         15,608,000         15,949,000
                                                        ----------         ----------         ----------         ----------

Earnings (Loss) from Parking and
   Service Station Operations                              850,000         (1,738,000)           116,000           (140,000)

Provision (Benefit) For Income Taxes
   (Note 6)                                                554,000           (587,000)           174,000            (47,000)
                                                         ---------          ----------          --------          ---------

Net Earnings (Loss)                                      $ 296,000       $ (1,151,000)         $ (58,000)         $ (93,000)
                                                         =========       =============         ==========         ==========
Earnings (Loss) Per Share (Note 5)                       $    0.23       $      (0.96)         $   (0.05)         $   (0.08)
                                                         =========       =============         ==========         ==========
Computation of Shares -
Weighted average of common stock
outstanding and subscribed (Note 5)                      1,262,474          1,192,809          1,166,356          1,192,852
                                                         =========          =========          =========          =========







                 See notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                            For The Nine  Months Ended
                                                                                                  September  30,
                                                                                            --------------------------
                                                                                             1995             1994
                                                                                            ---------       ---------
Cash Flows From Operating Activities:
         Net earnings (loss)                                                                $ 296,000       $(1,151,000)

         Adjustments to reconcile net earnings (loss) to net cash provided by
          (used in) operating activities:
            Amortization of:
              Deferred expenses                                                                31,000            26,000
              Lease acquisition costs                                                          13,000            76,000
              Excess of cost over fair market value
                 of net assets acquired                                                          -0-            103,000
            Depreciation and amortization                                                   1,159,000         1,264,000
            Write-off of assets                                                               316,000           478,000
            Equity adjustment for foreign currency translations                               (10,000)          (19,000)
            Increase (decrease) in cash from
             changes in assets and liabilities:
                 Trade and other receivables                                                   (5,000)          120,000
                 Prepaid expenses and other current assets                                     20,000           (97,000)
                 Prepaid and refundable income taxes                                           61,000          (486,000)
                 Deferred expenses, net                                                    (1,439,000)          (32,000)
                 Security deposits and other assets                                          (491,000)         (216,000)
                 Accounts payable, accrued expenses,
                  accrued local rent tax and other liabilities                                247,000           684,000
                 Deferred rent                                                                423,000          (221,000)
                 Security deposits - customers                                                 35,000            31,000
                                                                                            ---------         ---------
                 Net cash provided by (used in) operating activities                          656,000           560,000
                                                                                            ---------         ---------


                 See notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                           For The Nine  Months Ended
                                                                                                 September  30,
                                                                                          -----------------------------

                                                                                             1995              1994
                                                                                          -----------        ----------

Cash Flows From Investing Activities:
         Additions to land, buildings, equipment
           and improvements                                                               $(1,165,000)        $(774,000)
                                                                                          -----------        ----------
            Net cash used in investing activities                                          (1,165,000)         (774,000)
                                                                                          -----------        ----------
Cash Flows From Financing Activities:
         Proceeds from borrowings                                                           2,223,000         4,015,000
         Payments and current maturities on long-term debt                                 (1,148,000)       (3,370,000)
         Proceeds from exercise of stock options and warrants                                   1,000             1,000
                                                                                          -----------        ----------
                 Net cash provided by financing activities                                  1,076,000           646,000
                                                                                          -----------        ----------
Net Increase in Cash                                                                          567,000           432,000

Cash, Beginning of Period                                                                   1,226,000           623,000
                                                                                          -----------        ----------
Cash, End of Period                                                                        $1,793,000        $1,055,000
                                                                                          ===========        ==========

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:
          Interest                                                                         $1,181,000        $1,131,000
          Income taxes, net of refunds received                                              $819,000         $(108,000)



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

                        See notes to financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995

NOTE 1 - The accompanying consolidated balance sheet as of September 30, 1995 and the consolidated statements of operations for the nine and three months ended September 30, 1995 and 1994 and the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994, respectively, are unaudited, but in the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for such periods have been made. The financial statements should be read in conjunction with the Annual Report on Form 10K of the Company, for the period ended December 31, 1994.

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

          The results of operations for the nine and three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -  Long-term debt consisted of the following:



                                                           Interest Rate                September 30, 1995
                                                           -------------                ------------------
              Bank Loan:
               Facility I                                 Prime + 2%                            11,753,000
               Facility II                                Prime + 2%                             1,688,000
              Notes Payable to Officers                      10.25%                                500,000
              Notes Payable                               7.25% - 10%                          $ 1,221,000
              Mortgages Payable                           7% - 11%                               4,182,000
                                                                                                ----------

                                                                                                19,344,000
              Less current portion                                                                 652,000
                                                                                                ----------

                                                                                               $18,692,000
                                                                                               ===========

          Facility I provides for a line of credit of $12,800,000, and is subject to the aggregate face amount of outstanding letters of credit plus unpaid drawings not exceeding $1,500,000. Facility II is a term loan that was payable in consecutive quarterly payments of $225,425. On October 31, 1995, Amendment No. 10 to the Company's bank loan agreement was executed. The amendment provides for an extension of the maturity dates of the Facility I principal to June 30, 1998 with respect to $61,900, to September 30, 1998 with respect to $150,000 and to December 31, 1998 with respect to $11,541,100 and extends the quarterly installment payment dates for Facility II to calendar quarters ending in the period June 30, 1996 to June 30, 1998. The amendment provides for prepayment of principal to the extent of 50% of the Company's cash flow above designated levels. The amendment also provides that commencing November 1, 1995 interest is to be paid at the rate of 4% per annum with the balance of the interest rate (the Bank's prime plus 2% per annum) to be accrued and deferred. The portion deferred will be paid or forgiven depending on the Company achieving reductions in its operating expenses from those for the year ended December 31, 1994 as follows: if the amount of the reduction as of December 31, 1995 is at least $500,000, the amounts deferred during November and December 1995 will be forgiven; if the amount of the reduction as of December 31, 1996 is at least $600,000, the amounts deferred during 1996 will be forgiven; and if the amount of the reduction as of December 31, 1997 is at least $700,000, the amounts deferred during 1997 and 1998 will be forgiven. The failure to achieve the designated level of reduction for any period will result in the obligation to pay the amount deferred during the applicable period.

          Debt covenants under the Credit Agreement as amended, include a limitation on indebtedness under mortgage obligations and financial covenants as to maintenance of minimum net worth, total liabilities to net worth and operating cash flow ratios.

          On June 28, 1995 two principal officers loaned $500,000 to the Company with interest payable at the same rate as the Facility I loan. As a condition of Amendment No. 10, the officers agreed to a revision of their loans, changing the terms from demand loans to loans to be repaid following the payment of the Facility loans with provisions for prepayment to the extent of 50% of the principal payments paid to the Bank under the credit agreement after the Bank has received post - October 31, 1995 principal payments of at least $1,000,000 and for the deferral of the interest in excess of 3.99% per annum (the loan interest rate to December 31, 1995 is 10.25% and prime plus 2% thereafter) until the Facility loans have been paid in full.

          Under their amended loan agreement, they surrendered their rights to collateral which was to be provided under the original loan agreement and subordinated their loans to the Company's obligations under the Credit Agreement. In consideration of the original extension of the loans and the foregoing amendment, the Company issued to each of the officers a five year non-transferable Warrant to purchase 75,000 shares of the Company's Common Stock at a price of $6.40 per share, the average of the closing sales prices of the Common Stock on NASDAQ for June 28, 1995, and the two immediately prior days in which trades were effected in the stock.

          The consolidated Balance Sheet as of September 30, 1995 gives retroactive effect to Amendment No. 10 to the Company's credit facility agreement and the amendment of the loan agreement with two principal officers of the Company.

          Certain subsidiaries of the Company periodically acquire land/or buildings with a view to their future use in whole or in part as parking facilities. The properties are generally purchased subject to long-term mortgages. The mortgages vary in their payment terms and interest rates, some requiring only the payment of interest during the first five years.

          The mortgages payable are collateralized by the underlying assets which have a book value of $6,076,200. The two facility loans are collateralized by the stock of subsidiaries of the Company, except those whose stock may not be pledged because of prohibitions in leases and mortgages.

          Aggregate maturities on long-term debt are as follows:

          Year Ending September 30,
          -------------------------

               1996                                         $  652,000
               1997                                          1,002,000
               1998                                            920,000
               1999                                         12,654,000
               2000                                          3,838,000
               Remainder                                       278,000
                                                             ---------
                                                           $19,344,000
                                                           ===========

NOTE 3 - FOREIGN OPERATIONS (CANADA)

          Summarized information relating to the Canadian operation is as follows:



                                                   September 30, 1995                  December 31, 1994
                                                   ------------------                  -----------------
          Total assets                                   $634,000                           $589,000
          Total liabilities                             1,456,000                          1,231,000
          Deficiency in assets                           (822,000)                          (642,000)

          For the nine month periods ended September 30, 1995 and September 30, 1994, net loss for the Canadian operation was $178,000 and $220,000, respectively.

NOTE 4 - The Company received notices of determination from a municipal local authority for commercial rent tax which relate to the period June 1, 1978 through May 31, 1987 assessing the Company, net of payments, an aggregate of $907,005. The Company believes that the provision, which covers these assessments, possible future assessments, and related expenses through September 30, 1995, is adequate.

NOTE 5 -  EARNINGS PER SHARE

          Earnings (loss) per share has been computed using the weighted average number of shares of common stock outstanding and subscribed and the dilutive effect, if any, of common stock equivalents outstanding. Common stock equivalents were not included in the computation of loss per share for the nine months ended September 30, 1994 and for the three months ended September 30, 1995 and 1994 since their effect was anti-dilutive.

NOTE 6 -  INCOME TAXES

          The provision for income taxes of $554,000 for the nine month period ended September 30, 1995 is based on the effective tax rate expected for the year and includes (i) federal income taxes, (ii) income taxes of state and local jurisdictions for which the Company's operations were profitable and for which no net operating loss benefit is available, (iii) minimum corporate taxes for certain subsidiaries and
          (iv) an adjustment during the three-months ended September 30, 1995 for under-accruals in prior periods for federal and state income taxes for prior periods. No changes have been made to the deferred tax asset valuation allowances since Management is not able to conclude that realization of these deferred tax assets is more likely than not as a result of the Company's earnings history. Reductions to the valuation allowance will be recorded when, in the opinion of management, the

          Company's ability to generate taxable income for a period of time is more certain.

          The income tax benefit of $587,000 for the nine month period ended September 30, 1994 reflects the benefit applicable to the loss for the period less minimum corporate taxes for certain subsidiaries.

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

          Letters of Credit:

          As of September 30, 1995, the Company's contingent debt amounted to approximately $1,025,500 under standby Letters of Credit issued pursuant to terms of its line of credit (Facility I).

NOTE 8    WRITE-OFF OF ASSETS

          During the nine months ended September 30, 1995 and 1994, the Company wrote off leasehold acquisition costs, deferred expenses, fixed assets, and other miscellaneous charges relating to certain locations.

                    SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Results of Operations

         The improved operating results recorded for the 1994 fiscal year (the 10 months ended December 31, 1994) continued into the current year. Parking service revenues for the nine months ended September 30, 1995 (the "1995 Nine-Month Period") were greater by $1,235,000 (2.8%) than those for the nine-months ended September 30, 1994 (the "1994 Nine-Month Period"). For the three months ended September 30, 1995 (the "1995 Three-Month Period") parking service revenues which were $144,000 (1.0%) less than those for the three months ended September 30, 1994 (the "1994 Three-Month Period") would also have been higher but for a $562,000 payment made to the Company during 1994 in settlement of a dispute as to a parking location. The principal reason for the continued improvement was a net increase in parking capacity of approximately 2,400 cars which was effected during the nine months ended September 30, 1995 and increased patronage largely due to mild winter weather in the regions in which the Company operates as compared with one of the most severe winters in the Company's history in 1994 which caused a sharp curtailment of traffic near the Company's parking locations.

         The Company achieved a reduction of parking operating costs of $1,599,000 (4.1%) between the nine-month comparative periods and $854,000 (6.7%) between the three-month comparative periods, which resulted in reductions as percentages of parking revenues from 87.8% to 81.9% between the nine-month comparative periods and from 85.7% to 80.7% between the three-month comparative periods. The lower costs were principally due to economies in operations, primarily staff reductions, and a net reduction of two in the number of parking locations operated by the Company, including termination of unprofitable locations which were responsible in part for the $478,000 of asset write-offs in the 1994 Nine-Month Period, partially offset by a modest increase in labor costs resulting from two labor agreements the Company executed during nine months ended September 30, 1995. Two additional labor agreements are expected to be executed by December 31, 1995 and to result in a further modest increase in labor costs.

         The Company's gasoline station operation remained marginal due to the intense competition which adversely affects the industry and the area in which the Company's station is located. Revenues increased, primarily as a result of increased gasoline prices, by $87,000 (2.9%) between the comparative nine-months periods and $59,000 (5.7%) between the comparative three-month periods. Operation of the station produced losses for the 1995 and 1994 Nine- Month Periods of ($41,000) and ($45,000), respectively, and a slight operating profit of $14,000 for the three months ended September 30, 1995 as compared to an operating loss of ($16,000), for the three months ended September 30, 1994.

         General and administrative expenses increased by $211,000 (4.0%) between the nine- month comparative periods and $140,000 (8.0%) between the three-month comparative periods. The increases reflect principally modest increases in salaries and travel expenses and the cost incurred with respect to a proposed real estate transaction which was terminated, partially offset by reductions due to the fewer locations under supervision and operating economies. As a result, such costs as a percentage of parking revenues (gasoline station operations require insignificant amounts of such expenses) increased from 11.9% to 12.0% between the nine-month periods and from 11.9% to 13.0% between the three-month periods.

         The increases in interest expense of $201,000 (15.3%) and $28,000 (6.0%), respectively, between the nine-month and three-month comparative periods were primarily the result of the higher interest rates caused by increases in the rate provided by amendments effected in June and October 1994 to the Company's credit facility, increases in the prime rate, and, with respect to the three-month comparative periods, increased borrowings.

         For the three months ended September 30, 1995, the Company effected a write-off of unamortized assets of $316,000 related to certain unprofitable locations as compared to asset write-offs of $478,000 taken during January and February, 1994.

          The 65.2% provision for income taxes for the 1995 Nine Month Period, and the provision of $174,000 despite pre-tax earnings of $116,000 for the 1995 Three Month Period are due principally to (i) minimum corporate income taxes imposed by the state and City of New York and the states of Pennsylvania and New Jersey, (ii) the non-deductibility for income tax purposes of the loss suffered by the Company's Canadian operations ($178,000 and $73,000, respectively for the nine and three- month periods), (iii) income taxes in jurisdictions in which the Company's operations were profitable and for which no net operating loss was available and (iv) an adjustment during the three-months ended September 30, 1995 for under-accruals in prior periods for federal and state income taxes for prior periods.

Liquidity and Capital Resources

         As of September 30, 1995, the Company had a decrease of $738,000 in its working capital deficit ($2,795,000) from the working capital deficit ($3,533,000) as of December 31,1994, principally as a result of the extension of the maturity dates of the Company's Facility II loan installments provided by the amendment to the credit agreement discussed below.

         Operating activities provided net cash of $656,000 for the 1995 Nine-Month Period as compared to $560,000 for the 1994 Nine-Month Period; the difference principally the result of the materially better operating results, partially offset by a material increase in deferred expenses, principally due to adjustments of rents.

         Additions to land, buildings, equipment and improvements amounted to $1,165,000 net for the 1995 Nine-Month Period, a $391,000 increase in the net amount expended or accrued during the 1994 Nine-Month Period for this purpose. The Company anticipates capital expenditures of not more than $1,500,000 for the full year ending December 31, 1995, to be financed from the Company's operations, borrowings and joint ventures with equity co-venturers.

         The Company derived net cash from financing activities of $1,076,000 and $646,000 respectively, during the 1995 Nine-Month Period and the 1994 Nine-Month Period, with the difference principally resulting from loans of $500,000 from its officers in July 1995 and lower loan payments during the 1995 Nine-Month Period.

         As a result of the foregoing, the Company increased its cash balances by $567,000 as compared with an increase of $432,000 for the 1994 Nine-Month Period.

         On October 31, 1995 the Company's credit agreement with its Bank lender was amended to provide more favorable terms with respect to principal payments, interest payments and the financial covenants. The maturity dates of the Facility I credit loan principal were extended to June 30, 1998 with respect to $61,900, September 30, 1998 with respect to $150,000 and December 31, 1998 with respect to the balance, which as of September 30, 1995, amounted to $11,540,753, and the quarterly installment payment dates for the Facility II term loan in the aggregate principal amount of $1,688,100 were deferred to the calendar quarters ending in the period June 30, 1996 to June 30, 1998. The amendment provides for prepayment of principal to the extent of 50% of the Company's cash flow above designated levels. The amendment also provides that commencing November 1, 1995 interest is to be paid at the rate of 4% per annum, with the balance of the interest rate (the Bank's prime plus 2% per annum) to be accrued but deferred. The portion deferred will be paid or forgiven depending on the Company achieving reductions in its operating expenses from those for the year ended December 31, 1994 as follows: if the amount of the reduction as of December 31, 1995 is at least $500,000, the amounts deferred during November and December 1995 will be forgiven; if the amount of the reduction as of December 31, 1996 is at least $600,000 the amounts deferred during 1996 will be forgiven; and if the amount of the reduction as of December 31, 1997 is at least $700,000, the amounts deferred during 1997 and 1998 will be forgiven. The failure to achieve the designated level of reduction for any period will result in the obligation to pay the amount deferred during the applicable period at the end of such period.

          As a condition of the amendment to the credit agreement, Messrs. Lowell Harwood and Sanford Harwood, respectively Chairman and Assistant Chairman, entered into an amendment of their loan agreement with the Company relating to loans by them in the aggregate amount of $500,000, changing them from demand loans to loans to be repaid following the payment of the Facility loans with provisions for prepayment to the extent of 50% of the principal payments paid to the Bank under the credit agreement after the Bank has received post - October 31, 1995 principal payments of at least $1,000,000 and for the deferral of the interest in excess of 3.99% per annum (the loan interest rate after December 31, 1995 is the Bank's prime rate plus 2%) until the Facility loans have been paid in full. Under their amended loan agreement, they surrendered their rights to collateral which was to be provided under the original loan agreement and subordinated their loans to the Company's obligations under the credit agreement.

         The Company believes that funds generated from its operations and additional mortgage loans with respect to properties acquired or developed will be sufficient to finance its capital and operational requirements for the 12 months ended September 30, 1996.

                           Part II - Other Information

Item 5. Other Information

          See "Management's Discussion and Analysis of Results of Operations and Financial Condition" for information with respect to (i) Amendment No. 10 executed on October 31, 1995 to the Company's Credit Agreement with NatWest Bank N.A. (the "Bank") extending the maturity dates of the Company's Facility I and Facility II loans, providing for a deferral and possible forgiveness of the loan interest in excess of 4% per annum and modifying the financial covenants; and
(ii) an amendment to the loan agreement between the Company and Messrs. Lowell Harwood, Chairman, and Sanford Harwood, Assistant Chairman, Secretary and Director, making their demand loans in the aggregate amount of $500,000 payable after the Facility loans have been paid in full, subject to prepayments of 50% of the loan principal payments to the Bank after the Bank has received after October 31, 1995 principal loan payments in the amount of $1,000,000, deferring that portion of the loan interest in excess of 3.99% per annum to the date the Facility Loans have been paid in full (the interest rate after December 31, 1995 is the Bank's prime rate plus 2%), subordinating the loans to the Company's obligations to the Bank and eliminating the Company's obligation to collaterize the loan.

         In consideration of the original extension of the loans and the foregoing amendment, the Company issued to each of Messrs. Lowell and Sanford Harwood a five year non-transferable Warrant to purchase 75,000 shares of the Company's Common Stock at a price of $6.40 per share, the average of the closing sales prices of the Common Stock on NASDAQ for June 28, 1995, the date of the original loan agreement and the two immediately prior days in which trades were effected in the stock.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

          10(a) Copy of Amendment No. 10, dated October 31, 1995 to the Credit
                Agreement between the Company and NatWest Bank N.A..

          10(b) Copy of Amendment, dated October 31, 1995, to the Loan Agreement between the Company and Lowell Harwood and Sanford Harwood.

          10(c) Form of Warrant, dated October 31, 1995, issued to each of Lowell Harwood and Sanford Harwood.

          27.   Financial Data Schedule

        b) No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SQUARE INDUSTRIES, INC.


                               s/ Sanford Harwood
                               --------------------------------------
                               Sanford Harwood
                               Assistant Chairman


                               s/ John Kowal
                               --------------------------------------
                               John Kowal
                               Controller and Chief Financial Officer


















Dated: November 13, 1995