Form 10-K
period 1995-12-31
SQUARE INDUSTRIES INC
filed 1996-04-10
CIK 93134

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995             Commission File
                                                         Number 0-4979

                             SQUARE INDUSTRIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              New York                                     13-2610905
- ----------------------------------------               -----------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

921 Bergen Avenue, Jersey City, N.J.                           07306
- ----------------------------------------               -----------------------
   (Address of principal offices)                            (Zip Code)


       Registrant's telephone number, including Area Code: (201) 798-0090

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
- -------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                       Yes X  No
                          --- ---

Number of shares outstanding of Registrant's common stock, as of December 31, 1995: 1,166,356

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of Registrant (deemed by Registrant for this purpose to be those persons, along with members of their families, known to Registrant to beneficially own, exclusive of shares subject to outstanding options, less than 5% of the outstanding shares of Registrant's Common Stock) computed by reference to the closing sales price as reported on the National Market System on March 19, 1996: $4,078,550.

Documents incorporated by reference:  None

                                     PART I


ITEM 1. BUSINESS

        General. Square Industries, Inc., a New York corporation (the "Registrant", which term also includes the activities and operations of its subsidiaries), has been engaged since its organization in 1968 in the parking industry, principally in the operation and management of parking lots and garages, and, since May 1980, in the operation of a self-service gasoline station in New York.

        In connection with its parking operations, the Registrant from time to time acquires, holds, develops, operates and sells real properties which were originally acquired or leased with the view to conducting a parking operation thereon or therein. Rentals derived from, and expenses incurred with respect to, such real properties have been and are included, respectively, in parking service revenues and cost of parking services in the Consolidated Statements of Operations of the Registrant.

        In January 1995, the Board of Directors of Registrant authorized a change in the Company's fiscal year from the period ending the last day of February to the period ending December 31, such change effective initially with respect to the ten months ended December 31, 1994 (the "1994 Ten-Month Period").

        Parking and Service Station Operations. As of December 31, 1995, Registrant operated or managed 116 locations with an aggregate parking capacity of approximately 57,700 cars--a net increase of approximately 2,400 cars from the capacity at December 31, 1994.

        During the year ended December 31, 1995 (the "1995 Year"), Registrant commenced parking operations at eleven locations and ceased operations at seven, and commenced operations in Indiana and Georgia. Accordingly, as of December 31, 1995 it was conducting parking operations in New York, New Jersey, Pennsylvania, Maryland, Massachusetts, Delaware, Indiana, Georgia and the Province of Ontario, with more than 60% of the 116 facilities being operated through ownership or lease, and the balance being operated under management agreements. See Item 2 for information as to the Registrant's ownership of, and leasehold interests in, these locations. Also, see Note 12 of the Notes to Consolidated Financial Statements for information as to the operating loss and the identifiable assets of the Canadian operation.

        For the period from December 31, 1995 through March 15, 1996, Registrant commenced operations at one location, but terminated operations at three locations, resulting in a net reduction of two locations, but a net increase in parking capacity of approximately 2,800 spaces.

                  Registrant's management agreements generally provide for the Registrant to manage the location for a specified term at a specified fee plus, in many instances, incentives based on revenues and/or profits.

        Registrant expanded its operations in June 1995, into Indianapolis through a long term lease of an approximately 1,000 car capacity underground garage in which lease it holds a 50% beneficial interest, and a related long term management agreement.

        Registrant operates under a lease, which commenced during the year ended February 28, 1993, a park and shuttle surface facility in a low-cost area on the fringe of the midtown commercial and theater districts on the west side of New York City. The location of the property permits the offering of lower rates than if located in the heart of the midtown area. Registrant also offers a shuttle service at its Sky/Park location at Newark Airport.

        The parking fees charged by Registrant vary depending primarily upon the location of the parking lot or garage, ranging, as of March 15, 1996, from $5.00 per day at a New Jersey location to $28.75 per day at certain locations in New York City. Both hourly and monthly rates are offered at most locations. Registrant maintains a policy of stimulating patronage through sales promotions such as special rates and discounts.

        Registrant also provides consulting services to architects, owners and other operators of parking facilities. Fees derived from this activity have not been significant.

        The gasoline station, which is a self-service volume gas station, was built in May 1980 on a portion of one of Registrant's parking lots; the balance of the lot contains parking facilities for approximately 70 cars. The station has 10 gasoline pumps with 30 dispensers and offers the gasoline and oil products of a major oil company pursuant to a long-term agreement entered into October 1993.

        Related Real Estate Operations. During the 1995 Year, Registrant purchased a parking location in Pittsburgh it had been operating under a lease and resold the property subject to the lease shortly thereafter for a gain of approximately $26,000. No acquisitions of properties were effected during the 1994 Ten-Month Period.

        Registrant's principal real property which does not constitute a garage or parking lot is a building and adjoining parcels in Newark, New Jersey. The acquisition and development costs of the eight-story brick building, built in the 1920's and containing more than 200,000 square feet, and the approximately one-acre tract on which the building is located amounted to approximately $710,000. Registrant acquired the property with a view to the possible expansion of Registrant's parking lot across the street. Since the early 1990's Registrant has been considering improving the building which, at the time of acquisition, was, and has since remained, vacant, into a building with retail and office space.

        Two garages and two surface facilities are operated by Registrant under leases which also cover retail establishments located in or adjacent to the related structure or operation. The retail establishments have been sublet to non-affiliated persons and produced sublet income of approximately $589,500 for the 1994 Ten-Month Period and $816,500 for the 1995 Year.

        Competition. There are many parking operators engaged in the operation of garages and parking lots in the areas in which Registrant operates, including companies which are affiliated with officers or directors of Registrant. See "Item 13. Certain Relationships and Related Transactions." Registrant believes that the principal competitive factors in the industry in its areas of operations are location, rates and quality of service.

        There are also many entities and individuals engaged in the ownership and development for commercial purposes of real properties in the cities in which Registrant currently holds or is developing properties for such purposes, including, in some areas, persons affiliated with Registrant. Many of the competitors have greater resources and staffs than does the Registrant.

        Significant Parking Facilities. Approximately 32.0% of Registrant's parking service revenues for the 1995 Year were derived in the aggregate from seven locations, each of which accounted for not less than 3.5% of the parking service revenues for the period. Operations at one location terminated in January 1996, and Registrant is contesting the purported termination as a result of the failure of the lessor to recognize an extension by Registrant of the term of a lease covering a majority of the area of another location. Revenues from the two locations represented in the aggregate approximately 8.6% of the total revenues for the 1995 Year. Of the other locations, three are held under non-cancelable long-term leases and two are held under a long-term leases, cancelable on short notice under certain circumstances. Cancellation of either cancelable lease by the lessor may have a materially adverse effect upon Registrant's results of operations in the event the Registrant fails to obtain another or other materially profitable locations.

       Regulation. The establishment and operations of parking lots and garages and the construction and development of such properties are affected by federal air quality laws and state and local air quality and zoning laws. The Registrant is also subject to local licensing laws, which generally provide for the maintenance of certain standards, including in some instances the posting and registering of all parking rates.

        The regulations are intended, for the most part, to achieve improved air quality conditions and to permit neighborhood conservation and may have the effect of reducing traffic flow in central business districts, restricting the establishment of parking facilities in such districts and/or limiting their operation and increasing the cost of construction or improvement.

        The New York City Planning Commission, as a means of regulating land-use and pollution, requires, with certain exceptions, that parking operators obtain permits for new facilities.

        The New Jersey Casino Control Commission requires service industries doing business with casinos to obtain service industry licenses. The Registrant has three licenses, the later of which was granted during the year ended February 29, 1992, in connection with its operations in Atlantic City, New Jersey.

        In the operation of real properties, Registrant had been, and may in the future be, subject to substantial regulation, particularly in municipalities such as New York.

        The Registrant believes that its operations are in substantial compliance with existing laws and regulations.

        Employees. As of March 10, 1996, Registrant employed 1,167 persons (including 54 management, clerical and office support personnel and 16 supervisors), of which 206 persons are part-time. Of the Registrant's full-time employees, 627 are covered by collective bargaining agreements. A multi-employer agreement which covers 188 employees in the New York Metropolitan Area replacing an agreement which expired in 1992 was approved and ratified in March 1995, but is subject to court approval of a settlement of certain claims related to the expired agreement. A collective bargaining agreement replacing one which expired in October 1991 with a local in Philadelphia was approved in February 1995. A third collective bargaining agreement covering 220 employees, replacing an agreement which expired prior to February 29, 1992 and had been extended by the Registrant pending conclusion of the related negotiations, was approved in June 1995. The three agreements do not, in the aggregate, provide for a material increase in labor costs. A fourth agreement covering approximately 115 employees expired prior to February 28, 1992 but has been extended by Registrant pending conclusion of the related negotiations. No assurance can be given that a new agreement will be concluded without a work stoppage or that when concluded it will not provide for a material increase in labor costs.

        Seasonal Business. Registrant does not consider its business to be seasonal, although parking revenues are usually higher during the second and fourth quarters of the calendar year, barring snow, than during the remainder of the year. The snowy weather during December 1995 had an adverse effect on revenues for the three months ended December 31, 1995. The snow storms suffered in the Registrant's areas of operation in December 1993 and January and February 1994 had a materially adverse effect on the Registrant's revenues and operating results for the year ended February 28, 1994.

        Industry Segments and Lines of Business. Contributions to revenues and operating income by the parking and gasoline service station operations and the related amounts of identifiable assets for the 1995 Year, the 1994 Ten-Month Period and the year ended February 28, 1994 are set forth in Note 13 of the Notes to the Consolidated Financial Statements. See Items 7 and 8.


ITEM 2. PROPERTIES

        Of the 116 parking facilities either operated by or for which the Registrant provided management services as of December 31, 1995, Registrant owned 11 (all of which are subject to outstanding mortgages), leased 63 locations and operated 42 under management agreements. See "Item 1--Related Real Estate Operations" for a description of a non-parking property owned by Registrant.

        Of the owned parking facilities, three with an aggregate area of approximately 151,600 square feet are in New York City; three with an aggregate area of approximately 306,750 square feet are in New Jersey; and five with an aggregate area of approximately 64,000 square feet are in Pennsylvania. (See
Note 2 of the Notes to the Consolidated Financial Statements.) Registrant also owns a tract and a partially-improved parcel, both vacant, in New Jersey, having an aggregate area of approximately 51,500 square feet. The tract and parcel are adjacent to an existing parking facility owned by Registrant. They may be developed as an expansion of the adjacent facility.

        The Registrant's lease agreements provide for terms ranging from month-to-month to an expiration date in 2034 and vary as to rental obligations, with some providing for percentage rentals, some providing for fixed rentals, and some providing for a combination of the two. Several leases allow termination by the lessors upon written notice, with some of the related agreements requiring notice to be in conjunction with the commencement of construction and/or payback of certain unamortized improvement costs. Certain agreements require that the affected premises may not be utilized for parking operations for specified periods after termination.

        Registrant's approximately 7,000 square feet of executive and administrative offices at 921 Bergen Avenue, Jersey City, New Jersey, are occupied under a month-to-month tenancy.


ITEM 3. PENDING LEGAL PROCEEDINGS

        Registrant, as of March 15, 1996, was not a party to any proceeding which involved a claim against it for damages in excess of 10% of its consolidated current assets (except actions for negligence for which Registrant believes the ultimate liabilities, if any, will be adequately covered by insurance or as to which Registrant has adequate defenses) or which it otherwise deems material; nor was it aware of any material proceedings commenced by Registrant or contemplated against Registrant by any governmental authority, other than various proceedings with respect to the assessments aggregating approximately $480,000 of local taxes for the periods of June 1, 1981 through May 31, 1987 plus interest. The Supreme Court of the State of New York in one proceeding upheld in February 1996 assessments of $207,000 for commercial rent tax by the Finance Department of the City of New York for the period of June 1, 1981 through May 31, 1984. No determination of the amount of the interest payable on the claim, other than it will materially exceed, possibility to the extent of being a multiple of the principal amount, has been made. While Registrant believes that it has made adequate provisions with respect to the assessments and the related interest, no representation can be made at this time that such provisions will prove adequate.

        On March 29, 1996, the United States District Court for the Eastern District of Pennsylvania approved a net cash settlement of $1,700,000 plus interest payable to the Registrant as one of several plaintiffs in a class action brought against the owner, manager and tenant of a building in midtown Philadelphia which suffered a fire in February 1991, causing substantial disruption of the operations of the plaintiffs.

        Registrant instituted an action in 1996 in the Supreme Court of the State of New York against the sublessor of a sublease which relates to the majority of the area of an approximate 500 car facility and retail stores adjoining the facility in New York City to require the term of the sublease to be extended as a result of the valid exercise by Registrant of the renewal option. See "Item 1 - Significant Parking Facilities".

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted during the three months ended December 31, 1995 to a vote of security holders.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

        (a) The Registrant's Common Stock has been quoted under the symbol SQAI since May 10, 1982 on NASDAQ and has traded on the National Market System ("NMS") since November 19, 1985. The following is a list of the low and high bid quotations by fiscal quarters for the first three quarterly periods during the 1994 Ten-Month Period and the month of December 1994 and for the calendar quarters of the 12-month period ended December 31, 1994 and the 1995 Year as reported by NASDAQ:


  Ten Months Ended 12/31/94               Low                  High
- -------------------------------           -----                -----
Quarter ended May 31, 1994                3-1/8                5
Quarter ended August 31, 1994             2-1/2                3-3/8
Quarter ended November 30, 1994           2-1/2                3
Month ended December 31, 1994             2-3/8                2-3/8

Twelve Months Ended 12/31/94              Low                  High
- -------------------------------           -----                -----
Quarter ended March 31, 1994              4-1/4                6
Quarter ended June 30, 1994               2-3/4                4
Quarter ended September 30, 1994          2-1/2                3-3/8
Quarter ended December 31, 1994           2-3/8                3

     Year Ended 12/31/95                  Low                  High
- -------------------------------           -----                -----
Quarter ended March 31, 1995              2-5/8                5-1/8
Quarter ended June 30, 1995               5                    6 3/4
Quarter ended September 30, 1995          5-1/2                6-3/4
Quarter ended December 31, 1995           5-1/2                8-5/8

        (b) There were, as of December 31, 1995, 256 record-holders of the Registrant's Common Stock.

        (c) No dividends were declared by Registrant during either the 1995 Year or the 1994 Ten-Month Period.

ITEM 6. SELECTED FINANCIAL DATA


                                                             (000's omitted except per share data)

                                                                                             Year Ended February 28 or 29,
                                                                                       ----------------------------------------
                                                    Year             Ten Months
                                                    Ended               Ended
                                                  12/31/95             12/31/94            1994             1993          1992
                                                  --------             --------          -------          -------       -------
Parking service revenue                           $61,772              $50,936           $59,775          $62,855       $61,800
Service station revenue                             4,159                3,494             4,295            4,923         5,382
Costs and expenses                                 64,227               53,714            65,283           67,278        71,883
Elimination of provision for increased
         labor costs                                 (410)                  --                --               --            --
Earnings (loss) before
         extraordinary item                         2,114                  716            (1,213)             500        (4,701)
Provision (benefit) for income taxes                 (125)                 196              (398)             646            28
Extraordinary item--income
         tax benefit from utilization of net
         operating loss carry forwards                 --                   --                --              100           133
Net earnings (loss)                                 2,239                  520              (815)             (46)       (4,596)
Earnings (loss) per share:
         Before extraordinary
                  item                               1.55                  .42              (.61)            (.12)        (3.88)
         Extraordinary item                            --                   --                --              .08           .11
         Net earnings (loss)                         1.55                  .42               (.61)           (.04)        (3.77)
Total assets                                       37,222               32,789             35,012          34,854        35,824
Long-term debt, including
         current portion                           19,259               18,268             20,986          22,123        23,347
Cash dividends paid                                    --                   --                 --              --            --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        For the year ended December 31, 1995 (the "1995 Year"), the ten months ended December 31, 1994 (the "1994 Ten Month Period") and the year ended February 28, 1994 (the "1994 Year")

        Registrant in January 1995 decided to change its fiscal year to a calendar year and that the change be effective initially for the period ended December 31, 1994. Accordingly, its fiscal year for that period is the ten-month period ended December 31, 1994 (the "1994 Ten-Month Period").

        In the following discussion a contributing material factor to the differences in results between periods is the difference in the length of the periods during which revenues were generated and costs incurred (referred to hereinafter as "Length of Periods Difference").

        Registrant's parking service revenues for the 1995 Year were $10,836,264, or 21.3%, greater than for the 1994 Ten Month Period. In addition to the Length of Periods Difference, the principal contributing factors to the increase was an increase in parking capacity and increased patronage, partially offset by a reduction in revenues for the three months ended December 31, 1995 caused by heavy snows during December in Registrant's areas of operation and $563,000 of additional rental revenues in the 1994 Ten Month Period received in settlement of a prior dispute with a tenant. The increase in patronage is attributable in part to the continued improvement of the general economy of the regions in which Registrant's parking operations are located and the success of the Registrant's promotions and discount programs.

        Registrant's parking service revenues for the 1994 Ten-Month Period were substantially the same (only $22,775 more) as those for the ten months ended December 31, 1993 (the "1993 Ten-Month Period"). In view of the increased proportion of the Registrant's car capacity that was operating under management agreements during the 1994 Ten-Month Period, the revenues for that period reflect an increase in both patronage and rates over those for the 1993 Ten-Month Period, attributable in part to the increasing success of Registrant's promotions and discount programs. Registrant's parking service revenues for the 1994 Year were adversely affected by (i) the severe weather and the unusually heavy snow storms suffered in the northeast and mid-Atlantic area during the three months ended February 28, 1994, (ii) the reduction in parking revenues from leased locations due to the expiration of leases for locations with parking capacities for an aggregate of approximately 2,100 vehicles which was only partially offset by the increase in management fees under management agreements for additional locations having parking capacities, in the aggregate, for approximately 880 vehicles, and (iii) the general adverse economic climate in the metropolitan areas in which the Company operates which has affected patronage and the rates charged at certain locations.

        The increase for the 1995 Year of $7,347,329 (17.3%) in cost of parking services over the costs for the 1994 Ten-Month Period is due to the Length of Periods Difference. On an annualized basis, the cost of parking services for the 1994 Ten-Month Period was $1,013,416 more than the cost for parking services for the 1995 year. The lower amount for the 1995 Year is the result of (i) the reversal of a $410,000 provision for possible increased labor costs established upon the expiration of a collective bargaining agreement during the year ended February 29, 1992 which was no longer needed in view of the provisions of a new agreement effected during the latter part of the 1995 Year, (ii) economies in operations, principally through reductions in staff personnel and overtime payments, and (iii) the operations on the average of fewer locations during the 1995 Year than those operating on the average through the 1994 Ten-Month Period, although Registrant was operating four more locations as of December 31, 1995 than it was operating as of December 31, 1994. As a result, operating costs as a percentage of parking revenues declined from 83.6% to 80.8% between the periods.

        The reduction by $9,376,424 (18.1%) in the cost of parking services between the 1994 Ten-Month Period and the 1994 Year is the result of the Length of Periods Difference. On an annualized basis, such costs were $1,015,679, (2.0%) less than those for the 1994 Year; the difference primarily the result of five fewer locations and the implementation of operating economies during the 1994 Ten-Month Period. As a result, the operating costs as a percentage of parking service revenues were, respectively, 83.6% for the 1994 Ten-Month Period as compared with 86.9% for the 1994 Year.

        The fewer number of leased locations operated during the 1994 Ten-Month Period as compared with those operated during the 1993 Ten-Month Period and, to a lesser extent, the continued implementation of, and further economies in, parking operations instituted by Registrant during the 1994 period, in part to deal with declining demand resulting from the economic downturn and increased competition in the Registrant's areas of operations, contributed to the material reduction in costs of parking services of $499,632 (1.2%) for the 1994 Ten-Month Period as compared with the costs for the 1993 Ten-Month Period. The operating economies included staff reductions, a more efficient use of staff, volume or discount purchasing and continued but reasonable deferrals of repairs and maintenance.

        Registrant will continue to attempt to implement current, and institute additional, economies in its parking service operations.

        The results of the Registrant's service station operation for the three fiscal periods fluctuated and remained marginal in view of continued intense competition in the industry and the geographical area served by the station. Service station revenues and service station operating costs for the 1995 Year were $664,655 (19.0%) and $632,556 (17.9%) greater, respectively, than those for the 1994 Ten-Month Period. The station suffered operating losses of ($17,061) for the 1995 Year and ($49,160) for the 1994 Ten-Month Period as compared with operating income of $34,850 for the 1993 Ten-Month Period and $41,821 for the 1994 Year. The changes in revenues and costs stem, in addition to the Length of Periods Difference, principally from fluctuations in patronage and wholesale and retail gas prices.

        The increase in general and administrative expenses of $1,560,694 (26.4%) and the increase of such costs as a percentage of parking service revenues (only comparatively small amounts of such expenses are attributable to the service station operations) from 11.6% to 12.1% for the 1995 Year as compared with the 1994 Ten-Month Period were primarily the result of the Length of Periods Difference and bonuses aggregating $276,868 for the Chairman and Assistant Chairman for the 1995 Year (as compared with $73,444 for the 1994 Ten-Month Period) pursuant to their employment arrangements (the bonuses are calculated on pre-tax income in excess of $300,000 before accruals for the bonuses), partially offset by the continued implementation of economies, principally in staffing, salaries and professional fees. On an annualized basis, the general and administrative expenses for the 1995 Year were greater than those for the 1994 Ten-Month Period by only $378,555 (5.3%). General and administrative expenses for the 1994 Ten-Month Period were $200,896 (3.5%) greater than those for the 1993 Ten-Month Period and increased from 11.2% to 11.6% as a percentage of total parking service revenues. The increase is principally attributable to increased professional fees, higher maintenance expenses with respect to Company vehicles and the amortization of a lender's fee paid with respect to an extension of the Registrant's credit facility.

        The provision for local rent tax generally reflects Registrant's estimate of possible interest and additional assessments. Registrant is contesting the assessments for the period from June 1, 1981 through May 31,

1987. In February 1996 the Supreme Court of the State of New York upheld assessments with respect to the period from June 1981 though May 31, 1984 amounting to $207,000. The related interest will be substantially greater. Registrant believes that the amount of the reserves is adequate and no increase in the $60,000 annual provision will be required.

        The increase of $361,298 in interest expense from the 1994 Ten-Month Period to the 1995 Year is the result of the Length of Periods Difference and increases in borrowings and interest rates, partially offset by a $145,000 reduction in interest expense for the two months ended December 31, 1995 authorized by the October 1995 amendment to the credit facility agreement because Registrant reduced on an annualized basis its operating costs, as defined, by $500,000 from those for the year earlier period. The increase in interest rates provided under an amendment to the credit facility agreement effected in October 1994 and increases in the applicable prime rate of the lender on which the interest rate is based were the principal reasons for the increase of $114,068 (8.1%) in interest expense for the 1994 Ten-Month Period as compared with the 1993 Ten-Month Period.

        The asset write-downs of $315,598 for the 1995 Year, $124,168 for the 1994 Ten-Month Period and $477,629 for the 1994 Year consisted of write-offs of: leasehold improvements costs and deferred expenses with respect to seven locations during the 1995 Year, lease acquisitions costs and deferred expenses with respect to four locations during the 1994 Ten-Month Period and lease acquisition and improvements costs and deferred expenses with respect to three locations during the 1994 Year. The write-downs were caused by the poor operating results of the locations (the affected locations produced an aggregate operating loss of approximately $298,000 for the 1995 Year, $271,000 for the 1994 Ten-Month Period and $457,500 for the 1994 Year), and the estimate of management, as a result, of no or little reasonable expectation for improvement of a magnitude to permit recovery of these costs.


        Management periodically evaluates the recoverability of long-lived assets based upon current and forecasted net income. The Registrant has not determined the impact of the adoption of the recently issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for the Registrant's fiscal year beginning January 1, 1996.


        During the three fiscal years, the number of locations operated by Registrant in Canada were reduced from 11 to eight as of March 1, 1994 and to six as of January 1, 1995 and 1996 with revenues decreasing from $1,202,000 for the 1994 Year to $215,000 for the 1994 Ten-Month Period and $281,000 for the 1995 Year; net losses from the operation for the three periods were, respectively, ($252,000), ($285,000) and ($237,000). Commencing on January 16,
1996 Registrant moved one of its operations from a 2,000 car facility at the Ottawa Civic Center to a 6,600 car facility at the Corel Centre, a new sports and entertainment complex which serves the complex and surrounding hotels which are in the area. In view of the materially greater seating capacity and many more days in which events are scheduled at the Corel Centre than the Civic Center, the Company anticipates materially increased fees and more favorable operating results and, accordingly, that the investment relating to this operation will be recovered.

        As a result of the foregoing, Registrant had earnings from parking and service station operations of $2,113,692 for the 1995 Year and $716,080 for the 1994 Ten-Month Period as compared with an operating loss of ($1,212,752) for the 1994 Year.

        The tax benefit of $125,000 for the 1995 Year despite the substantial earnings is due to Registrant realizing $1,068,000 of its net deferred tax assets as of December 31, 1995 in view of the improvement of Registrant's operating results. Absent this realization, Registrant's net earnings for the 1995 Year would have been $1,170,872, or $.91 per share primary and $.83 per share fully diluted. Additional realizations of the balance of the net deferred tax assets at December 31, 1995 will be recorded when, in the opinion of management, the realization of such is more likely then not.

        The provision for income taxes for the 1994 Ten-Month Period of $196,000, effective rate of 27.4%, is primarily the result of utilization of net operating loss carryforwards and other items for a benefit totaling $314,000, partially offset by state and city taxes (including minimum taxes) and losses of the foreign subsidiary for which no benefit is available totaling $243,000. See
Note 10 of the Notes to the Consolidated Financial Statements. The income tax benefit of $398,000 for the 1994 Year was primarily the result of the recognition of refunds of prior year's state taxes which were not previously recorded in the amount of $249,000.


Liquidity and Capital Resources

        Registrant had a working capital deficit of ($2,333,878) as of December 31, 1995 as compared with a working capital deficit of ($4,032,414) as of December 31, 1994. The deficits were primarily the result of the losses suffered during prior periods and expenditures for acquisitions of properties, property and lease improvements and refinancings.

        During the three fiscal year periods, Registrant's Credit Agreement with its principal bank lender has been amended several times to avoid or cure defaults in the agreement. An amendment on June 14, 1993, as of February 28, 1993 modified financial covenants as to the maintenance of minimum net worth, total liabilities to net worth and operating cash flow as of and for the period ended the latter date and through February 28, 1994. A June 13, 1994 amendment, effective as of February 28, 1994, extended the maturity to June 30, 1995, increased the interest rate as of July 31, 1994 by an additional 1/2% per annum, modified the financial covenants retroactive to December 1, 1994 and provided for the payment to the lender of a $50,000 fee. The retroactive modification of the covenants permitted the Registrant to be in compliance with the covenants as of February 28, 1994 and through June 13, 1994. On October 11, 1994, the Registrant's agreement was further amended to, among other things, extend the maturity to May 31, 1997, increase the interest rate as of October 11, 1994 to prime plus 2%, modify certain financial covenants retroactive to August 31, 1994, and provide for the payment of an additional $50,000 fee to the lender. The covenant modifications permitted the Registrant to comply with the covenants as of August 31, 1994 and through May 1995. A further amendment was effected on October 31, 1995 to provide more favorable terms with respect to principal, interest payments and the financial covenants. The maturity dates of the Facility I credit loan principal were extended to June 30, 1998 with respect to $61,900, September 30, 1998 with respect to $150,000 and December 31, 1998 with respect to the balance, which as of September 30, 1995, amounted to $11,518,208, and the quarterly installment payment dates for the Facility II term loan in the aggregate principal amount of $1,688,100 were deferred to the calendar quarters ending in the period June 30, 1996 to June 30, 1998. The amendment provides for prepayment of principal to the extent of 50% of the Company's cash flow above designated levels. The amendment also provides that commencing November 1, 1995 interest is to be paid at the rate of 4% per annum, with the balance of the interest rate (the Bank's prime plus 2% per annum) to be accrued but deferred. The portion deferred will be paid or forgiven depending on the Company achieving reductions in its operating expenses from those for the year ended December 31, 1994 as follows: if the amount of the reduction as of December 31, 1995 is at least $500,000, the amounts deferred during November and December 1995 will be forgiven; if the amount of the reduction as of December 31, 1996 is at least $600,000 the amounts deferred during 1996 will be forgiven; and if the amount of the reduction as of December 31, 1997 is at least $700,000, the amounts deferred during 1997 and 1998 will be forgiven. The failure to achieve the designated level of reduction for any period will result in the obligation to pay the amount deferred during the applicable period at the end of such period. Registrant achieved the targeted reduction as of December 31, 1995 resulting in forgiveness of interest of $145,000 for the two months ended December 31, 1995.

        On June 28, 1995 Registrant borrowed $500,000 in the form of demand loans from the Chairman and Assistant Chairman of the Registrant. The loans, which bear interest at the equivalent rate to the Facility loan, were amended at and as a condition to the execution of Amendment No. 10 to the Credit Agreement, to provide for deferral of the payment of principal and interest in excess of 3.99% per annum until certain principal and interest payments are made to the bank lender.

        In July 1995 Registrant entered into a one year agreement with another bank providing for a $1,000,000 line of credit, none of which was borrowed during the 1995 Year.

        The cash provided by operating activities was $698,008 for the 1995 Year, a decrease of $2,004,594 from the amount provided in the 1994 Ten-Month Period. The 1995 Year benefitted from income of $2,238,692 but was impacted by increases aggregating $2,871,455 in prepaid expenses and deferred expenses attributable to negotiations and extensions of a lease and Amendment No. 10 to the Credit Facility agreement, partially offset by deferred rent of $814,311 as a result of the FASB No. 13 requirement to record rentals on a straight line basis, $1,509,845 of depreciation and amortization expenses, increases of approximately $618,700 in accounts payable due to an extension of payment terms and $62,000 in accrued local rent taxes, and $315,598 in asset write-offs.

        The 1994 Ten-Month Period benefitted from net income of $520,080 and the shorter period comprising the fiscal year which result+ed in lower depreciation and amortization accruals, and, with respect to prepaid expenses, the absence of prepayments of real estate taxes which are due on January 1 and July 1 of each year. The reduction of $460,086 in trade and other receivables was the result of the payment of a large receivable from a tax authority and more timely payments from owners of the managed locations. Registrant has had a better than 99% collection experience with its receivables as a result of security arrangements with customers and the nature of the other accounts. The $253,224 increase in security deposits is attributable to the large deposit required under a management agreement secured for an operation at Shea Stadium. The $248,581 decrease in deferred rental accruals resulted from the FASB No. 13 requirement. The decrease by $287,472 in the refundable income tax account was due to the receipt of a portion of the large amount recorded as of February 28, 1994.

        Cash used in investing activities, consisting of additions to land, buildings, equipment and improvements, which amounted to $1,382,746 for the 1995 Year, $990,098 for the 1994 Ten-Month Period and $1,351,943 for the 1994 Year, reflect average monthly expenditures of slightly more than $100,000. A substantial portion of these expenditures was financed by loans secured by mortgages on properties and from borrowings under the bank loan facility. Registrant anticipates a material increase in capital expenditures for the year ended December 31, 1996.

        Principally as a result of the extension of maturities of outstanding loans arising from modifications of the related loan agreements, financing activities provided $991,794 of net cash for the 1995 Year. The net cash used in financing activities amounted to $2,716,625, and $1,136,418 for the 1994 Ten-Month Period and the 1994 Year, respectively. The material increase for the 1994 Ten-Month Period was due to debt repayments exceeding borrowings. The reduction in borrowings arose from the large cash balance as of February 28, 1994 and the profitable operations during the period.

        As a result of the foregoing, there was a net increase in cash of $307,056 for the 1995 Year as compared with a net decrease in cash of $1,004,121 and a net increase in cash of $195 for the 1994 Ten-Month Period and the 1994 Year, respectively.

        As of March 25, 1995, Registrant had borrowed the full amount under its line of credit with its principal bank lender and had available for borrowing $800,000 under its $1,000,000 one year line of credit agreement. On March 29, 1996 a net cash settlement of $1,700,000 plus interest payable to the Registrant of its claims arising from the substantial disruption of its operations due to a fire in a building in Philadelphia in February 1991 was approved. Registrant believes that the funds which are available from time to time under its bank line of credit agreement, the foregoing settlement, additional mortgage loans with respect to properties acquired or developed and funds generated from its operations will be sufficient to finance its capital and operational requirements for the year ending December 31, 1996.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Part IV, Item 14 for the Financial Statements and Supplementary
Data.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

        Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The following table sets forth the name of each Director and executive officer of Registrant, his or her principal occupation and the nature of all positions and offices with Registrant held by him or her. The Directors of Registrant will hold office until the next Annual Meeting of Shareholders, which management presently contemplates will be held in June 1996. All officers serve for terms at the pleasure of the Board of Directors.

                                                                                                         First
                                                                                                        Became a
       Name                          Age             Office--Principal Occupation                       Director
- ----------------------               ---       --------------------------------------                   ---------

Lowell Harwood                       66        Chairman of the Board of Directors and
                                               Chief Executive Officer                                     1968

Sanford Harwood                      71        Assistant Chairman, Secretary and
                                               Director                                                    1968

Brett Harwood                        47        President, Chief Operating Officer and
                                               Director                                                    1988

Daniel R. Schein                     55        Director; Independent consultant                            1973

Stephen A. Bansak, Jr.               56        Director; Independent financial advisor/
                                               consultant                                                  1995

Leslie Harwood Ehrlich               37        Director; Managing Director of
                                               Newmark & Company Real Estate Inc.                          1995

Leo Silverstein                      65        Director; Partner in the law firm of
                                               Brock, Fensterstock, Silverstein,
                                               McAuliffe & Wade, LLC                                       1993

Dan Jeremitsky                       58        Vice President--Design and Consulting

John Hogan                           47        Vice President--Institutional and
                                               Management

John Kowal                           35        Acting Vice President-Finance and Chief
                                               Financial Officer

Lawrence Gerace                      32        Vice President-Operations


        Each executive officer serves at the discretion of the Board of Directors.

        Lowell and Sanford Harwood are brothers and Brett Harwood is the son of Sanford.

        Messrs. Lowell and Sanford Harwood have been officers and Directors of the Registrant since its incorporation in 1968--Mr. Lowell Harwood as Chairman of the Board, and Mr. Sanford Harwood initially as Vice President, then from 1971 until February 28, 1994 as President (he also had been Treasurer from April 1989 to October 1990) and, since March 1, 1994, as Assistant Chairman and Secretary of Registrant. They are stockholders and Directors of Square Parking Corp., a family-held corporation, which has been engaged in the parking business in New Jersey and New York City for more than 35 years. They are also principals of several other private entities which have been or are engaged in the ownership of real property and the operation of parking locations (see Item 13). Along with Messrs. Brett Harwood and Craig Harwood, who resigned as an officer and employee of the Company at the end of 1994 and is the son of Lowell, they hold interests in various real estate enterprises. Mr. Lowell Harwood devotes approximately 75% and Mr. Sanford Harwood devotes substantially all of his time to the affairs of Registrant. Mr. Lowell Harwood had been a Director of Keystone Camera Products Corporation, a camera manufacturer, and its subsidiaries from January 1989 through April 1991, when a receiver was appointed under the United States Bankruptcy Code over the business and properties of the corporations. See
Item 12 for information as to a voting agreement between Messrs. Lowell and Sanford Harwood.

        Brett Harwood, Esq., a member of the New Jersey Bar, has been associated with Registrant since 1976 and as an executive officer since 1978--President and Chief Operating Officer since March 1, 1994, Executive Vice President from October 1980 through February 28, 1994, and Vice President from 1978 through September 1980. From April 1989 through December 1993 he was also Secretary of the Registrant. Mr. Harwood devotes substantially all of his time to the affairs of the Registrant.

        Mr. Schein was Chairman of the Board of Registrant from January 1973 until he resigned in January 1975. Since January 1975 he has been an independent consultant and has, from time to time, rendered consulting services to Registrant.

        Mr. Bansak has been an independent financial advisor/consultant for more than five years. He previously held senior management positions at Kidder, Peabody & Co., Inc., including member of the Board of Directors and Executive Committee, Co-Director of the Corporate Finance Department, and Vice Chairman of Kidder, Peabody International. Mr. Bansak is a former Chairman of the Securities Industry Association's Corporate Finance and Rule 415 Committees.

        Mrs. Ehrlich has been a Managing Director since 1993 of Newmark & Company Real Estate Inc. after having been Vice President of G.W. Michaels, Inc., with which she was associated from 1984 to 1993; both companies are engaged in leasing and management of commercial real estate. She is Co-Chairman of the Economic Development Committee of the Real Estate Board of New York, Inc.; and former Chairman of the Board of Directors of The Young Men's/Women's Real Estate Association of New York, Inc.

        Mr. Silverstein, has been a partner of Brock, Fensterstock, Silverstein, McAuliffe & Wade, LLC, since August 1, 1995. He had been until August 1, 1995 a partner of Carter, Ledyard & Milburn for more than ten years.

        Mr. Jeremitsky has served as Vice President-Design and Consulting since 1979. He has been associated with the Registrant since 1977 as its in-house architect and designer. Previously, Mr. Jeremitsky held a similar position with Meyers Parking Systems, Inc. for more than five years.

        Mr. Hogan, Vice President-Institutional and Management since October 1980, has also been since 1978 Registrant's contract administrator for institutions, primarily in the field of hospital parking.

        Mr. Kowal, employed by the Company for more than ten years, was appointed its Acting Vice President-Finance and Chief Financial Officer in September 1995.

        Mr. Gerace, employed by the Company since 1982, has been Vice President-Operations since December 4, 1994.

        During the 1995 Year, the Board of Directors held four meetings (including those in which matters were adopted by unanimous consent). All of the meetings were attended by all Directors except one in which one Director was absent. The Stock Option and Compensation Committee which administers the Registrant's Key Employee Incentive Stock Option Plan and the 1992 Stock Option Plan held one meeting during the 1995 Year. The Committee is comprised of Mr. Bansak (Chairman), Mrs. Ehrlich and Messrs. Schein and Silverstein. The Audit Committee, which is comprised of Messrs. Schein (Chairman), Bansak and Silverstein and Mr. Sanford Harwood held two meetings during the year. The Board does not have any other standing committee.

        There is no arrangement or understanding pursuant to which the above officers were elected.

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant during the 1994 Ten-Month Period and written representations furnished by its officers and directors, none of the officers and Directors of the Registrant failed to file reports on Forms 3, 4 or 5 required to be filed during the 1995 Year, except Form 4 Reports relating to receipt of warrants or stock options were filed late by Lowell Harwood, Brett Harwood, Sanford Harwood, Leslie Harwood Ehrlich, Dan Jeremitsky and John Hogan and a Form 3 Report was filed late by John Kowal.


ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth for each of the year ended December 31, 1995, the ten-month period ended December 31, 1994 and, the year ended February 28, 1994, the compensation for services rendered in all capacities to the Company and subsidiaries by the Chief Executive Officer and the next four most highly compensated executive officers of the Registrant:


                                                                                                                Long-Term
                                                                                                              Compensation
                                        Annual Compensation                                                      Awards
- -----------------------------------------------------------------------------------------------------         --------------
     Name and Principal                                                   Salary (1)           Bonus          Stock Options
          Position                          Period                            ($)               ($)           (# of Shares)
- -------------------------           ------------------------              ----------           -----          --------------
Lowell Harwood,                     Year ended 12/31/95                      183,420           139,556                 --
Chairman of the Board and           10 months ended 12/31/94                 151,913            36,722                 --
Chief Executive Officer             Year ended 2/28/94                       161,356                --                 --

Sanford Harwood,                    Year ended 12/31/95                      137,312           137,312                 --
Assistant Chairman, Secretary       10 months ended 12/31/94                 113,687            36,722                 --
and Director (2)                    Year ended 2/28/94                       136,500                --                 --

Brett Harwood,                      Year ended 12/31/95                      174,912             4,580             50,000
President, Chief Operating          10 months ended 12/31/94                 144,681            16,700                 --
Officer and Director (3)            Year ended 2/28/94                       153,504            10,967                 --

Dan Jeremitsky,                     Year ended 12/31/95                      132,004             4,053             10,000
Vice President--Design and          10 months ended 12/31/94                 104,068            16,943                 --
Consulting                          Year ended 2/28/94                       115,440             8,311                 --

John Hogan,                         Year ended 12/31/95                      112,245            14,285             10,000
Vice President--Institutional       10 months ended 12/31/94                  89,884            12,232                 --
and Management                      Year ended 2/28/94                        94,640            16,589                 --

- --------------------------------

(1) Includes car allowances, which represent for each of Messrs. Lowell Harwood, Sanford Harwood, Brett Harwood, Dan Jeremitsky and John Hogan less than 1% of the salary amount.

(2) He had been President and Chief Operating Officer until March 1, 1994.

(3) He had been Executive Vice President and Secretary until March 1, 1994.


        Registrant paid Director's fees at the rate of $20,000 per annum to each Director who is not an officer or employee of the Registrant. Mr. Schein holds a stock option granted on August 19, 1992 to him under Registrant's 1992 Stock
Option Plan to purchase 5,000 shares of the Registrant's Common Stock at a price of $3.5625, which was the market price on the date of grant.

        The bonuses paid to Messrs. Lowell Harwood and Sanford Harwood are pursuant to an arrangement originally authorized by the Board of Directors in January 1982 and subsequently amended. The bonuses are contingent upon the achievement by Registrant for the fiscal year of consolidated income of more than $300,000, before provision for income taxes and accrual of the bonuses for the year and before giving effect to the additional compensation, with the amount for Mr. Sanford Harwood to be 7 1/2% of the excess, but not to exceed his base salary, and for Mr. Lowell Harwood to be 7 1/2% of the first $1,400,000 of the excess and 5% of the balance of the excess. The bonuses paid to the other executive officers were authorized by the Chairman of the Board pursuant to a bonus program under which he established goals and results to be achieved.

        Stock Options. The authority to grant options under Registrant's Key
Employee Incentive Stock Option Plan expired in Fiscal 1992. At the Annual
Meeting of Shareholders held in October 1992, the shareholders approved
Registrant's 1992 Stock Option Plan (the "1992 Plan") authorizing the reservation of 425,000 shares of Common Stock for the grant of stock options to key employees, non-employee Directors and independent consultants. The Board in June 1995 amended the Plan to increase the shares subject to the Plan by 100,000, such increase to be subject to the approval of the shareholders at the Annual Meeting in 1996. The 1992 Plan authorizes the grants, during the ten-year period ended August 18, 2002, of options with terms of up to five years. The
Plans are administered by the Board of Directors or Stock Option and Compensation Committee of the Registrant. The Board or Committee determines the number of options granted and the option exercise price (but no exercise price may be less than 100% of the fair market value of the Common Stock on the date of grant). As of December 31, 1995, there were options outstanding under the 1992 Plan with respect to 393,400 shares.





                        OPTION GRANTS IN LAST FISCAL YEAR

        The following table shows all grants of options to the executive officers of the Company named in the above table during the 1995 Year. Pursuant to Securities and Exchange Commission (the "Commission") rules, the table also shows the value of the options granted at the end of the option terms (five years) if the stock price were to appreciate annually by 5% and 10% respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.




                                                                                                  Potential Realizable Value at
                                                                                                  Assumed Annual Rates of Stock
                                                                                                     Price Appreciation for
                                                      Individual Grants                                    Option Term
- --------------------------------------------------------------------------------------      ------------------------------------
              (a)                   (b)            (c)            (d)             (e)           (f)         (g)             (h)
                                                Percent of
                                                  Total
                                                 Options
                                                Granted to      Exercise
                                  Options      Employees in      Price        Expiration
             Name                 Granted      Fiscal Year      ($/SH)          Date             0%           5%             10%
             ----                 -------      -----------      ------        ----------      -------       -------       ---------
Lowell Harwood.................      0             N/A          $0.0000           N/A         $     0       $     0       $      0
Brett Harwood..................    50,000         59.5%         $6.4625      6/14/2000        $     0       $51,738       $ 150,962
Sanford Harwood................      0             N/A          $0.0000            N/A        $     0       $     0       $       0
Dan Jeremitsky.................    10,000         11.9%         $5.875       6/14/2000        $     0       $16,231       $  35,867
John Hogan.....................    10,000         11.9%         $5.875       6/14/2000        $     0       $16,231       $  35,867



        There was no exercise by any of the named executive officers of stock options during the 1995 Year. The following table provides information as to the value of the unexercised options held by such officers as of December 31, 1995 measured in terms of the closing sale price of the Company's Common Stock on such date.



                     Number of Shares Underlying     Value of Unexercised In-
                      Unexercised Options as of        The-Money Options on
                               12/31/95                     12/31/95*
                     ----------------------------  ---------------------------
     Name              Exercisable/Unexercisable   Exercisable/Unexercisable
- --------------         -------------------------   -------------------------
Lowell Harwood                50,000/50,000              $229,062/229,062
Sanford Harwood               50,000/---                 $229,062/---
Brett Harwood                 39,400/40,600              $141,327/99,282
Dan Jeremitsky                 8,000/12,000              $ 34,875/40,750
John Hogan                     8,000/12,000              $ 34,875/40,750

- -----------------------------------
* Based on the closing sales price of $8.50 on December 29, 1995, the last date in December on which shares traded on the Nasdaq National Market System.

        See Item 13 with respect to the issuance in October, 1995 of warrants to Messrs. Lowell and Sanford Harwood in consideration of financial accommodations made by them to the Registrant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

        The following table sets forth as of March 20, 1996, certain information as to the beneficial ownership of the Registrant's Common Stock by each Director, each person known by Registrant to own beneficially more than 5% of the Registrant's outstanding shares of Common Stock and the officers and Directors as a group.


          Name of                      Amount and Nature of         Percentage
     Beneficial Owner*                 Beneficial Ownership          of Class
- --------------------------------      ----------------------        ----------
Lowell Harwood                            666,009 shares (1)             50.6
Sanford Harwood                           641,009 shares (2)             49.6
Brett Harwood                             185,720 shares (3)             14.4
Daniel Schein                               5,000 shares (4)              **
Stephen A. Bansak, Jr.                      8,500 shares                  **
Leslie Harwood Ehrlich                     83,879 shares (5)              7.2
Leo Silverstein                               242 shares (6)              **
Craig Harwood                              83,880 shares (7)              7.2
Scott Harwood                              92,614 shares (8)              7.9
Directors and officers as a group       1,027,235 shares                 66.4
(11 persons)                                 (1)-(5)(9)

- ------------

* The address for each of Lowell, Sanford, Brett, Craig and Scott Harwood and Leslie Harwood Ehrlich is c/o Square Industries, Inc., 921 Bergen Avenue, Jersey City, New Jersey.

(1) Includes 226,651 shares beneficially and directly owned by Mr. Sanford Harwood which are subject to a Voting Agreement between them (the "Voting Agreement"), 150,000 shares currently issuable upon exercise of an employee stock option and a Common Stock Purchase Warrant held by Mr. Lowell Harwood and 18,634 shares owned by his wife, but excludes 67,759 shares directly owned by his two children, one of whom is a Director of Registrant. Mr. Harwood disclaims beneficial ownership of the shares owned by his wife. Mr. Harwood's holdings include an aggregate of 100,000 shares as to which he has granted options to purchase to his children.

(2) Includes 289,358 shares beneficially and directly owned by Mr. Lowell Harwood subject to a Voting Agreement (see note (1)) and 125,000 shares currently issuable upon exercise of an employee stock option and a Common Stock Purchase Warrant, but excludes an aggregate of 90,822 shares directly owned or owned as custodian for their respective minor children by his sons, Brett Harwood and Scott Harwood, an employee of Registrant. Mr. Harwood's holdings include an aggregate of 100,000 shares as to which he has granted options to purchase to his children.

(3) Includes 12 shares owned by his wife, 11,000 shares owned as custodian for his minor children, 80,000 shares issuable upon exercise of employee stock options and 50,000 shares issuable upon exercise of an option granted to him by his father. See note (2). Mr. Harwood disclaims beneficial ownership of the shares owned by his wife.

(4) Represents shares currently issuable upon exercise of a stock option granted under the 1992 Plan.

(5) Includes 50,000 shares which she has an option to acquire from her father, Lowell Harwood. See note (1).

(6) Represents shares owned by his wife.

(7) Includes 50,000 shares subject to an option granted to him by his father. See note (1).

(8) Includes 7,000 shares owned as custodian for his minor son, 7,500 shares currently issuable upon exercise of an employee stock option and 50,000 shares issuable upon exercise of an option granted to him by his father. See note (2).

(9) Includes 381,200 shares issuable upon exercise of employee stock options and warrants held by officers and Directors within 60 days of March 20, 1996.

        In July 1990, Messrs. Lowell and Sanford Harwood agreed that they would vote all of the shares of Common Stock of the Company which each owns directly for the election as Directors of the Company of each of them, Brett Harwood, and, if nominated by the Board of Directors, Craig Harwood. They also agreed that they would vote such shares only as they mutually determine with respect to the election of any other persons as Directors of the Company and with respect to any proposal submitted to shareholders to approve or authorize a merger, consolidation, sale of substantially all the assets or dissolution of the Company or to amend the Company's Certificate of Incorporation or, if they cannot agree, the shares should not be voted. In the event of the death or incompetence of one of them, the shares are to be voted with respect to the aforesaid matters in accordance with the determination of the other party to the agreement. They also agreed that neither shall sell or transfer any of his shares of Common Stock without the consent of the other except: (i) to members of his immediate family or a trust or trusts for the benefit of such members or for which such family members are trustees, provided the transferee or transferees agree to be bound by the provisions of the agreement; (ii) if the disposition qualifies for the exemption from registration under the Securities Act of 1933 afforded by Rule 144 under the Act (subject to the volume limitations contained in the Rule other than subparagraph (k) of Rule 144); or
(iii) if the disposition is pursuant to a merger, consolidation or asset sale approved by the shareholders of the Company. The agreement, which was confirmed in writing in May 1991, is to terminate on May 1, 2001 unless terminated with the mutual consent of the parties earlier.

        Messrs. Lowell and Sanford Harwood, brothers, may be deemed to be "parents" of Registrant as defined by the Rules and Regulations under the Securities Act of 1933.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Messrs. Lowell and Sanford Harwood, officers and Directors of Registrant, have diverse real estate interests and/or positions in three other parking operations in the New York metropolitan area, none of which is within 250 feet of a parking operation of Registrant. An agreement originally entered into in January 1969 among these officers and Registrant, as amended from time to time and extended with the agreement of the individual parties through the year ended December 31, 1996, provides that as long as each of these officers, or his spouse, beneficially owns Common Stock of Registrant he will not engage as principal, officer, or employee, or acquire a 5% or greater stock interest in any garage or parking lot operation within a 250-mile radius of a parking operation of Registrant, other than operations in which, at the time of the agreement, he held an equity interest or was a principal, officer or employee, except in connection with a real estate transaction subject to the conditions described below.

        The agreement further provides that each will not enter into any real estate transactions at any location or acquire any interest in any property involving parking operations for his own account unless he has used his best efforts to secure, on behalf of Registrant, the rights to the parking operations or the opportunity to conduct the parking operation, if any, located or to be located thereon on terms comparable to those available to non-affiliated persons. This prohibition is not limited to the area within a 250-mile radius of a parking operation of Registrant. The restriction does not apply to the acquisition of real estate involving parking operations adjacent to or within 250 feet of parking lot operations in which he holds an equity interest or in the operation of which he is an officer, director, or employee at the time of the agreement, nor does it apply if the shareholder first offers the opportunity in writing to Registrant and Registrant either rejects it or fails to act within 20 days after the proposal is presented to it. The agreement does not prohibit the interested party from voting on the transaction. No offers were made or opportunities presented to Registrant pursuant to the agreement during either the 1995 Year or the 1994 Ten-Month Period. Mr. Brett Harwood, a Director and President of the Registrant, has agreed to be bound by the provisions of the agreement as if he had been a party thereto.

        Messrs. Lowell and Sanford Harwood have owned since prior to the formation of the Company, either solely or along with members of their respective families (collectively with Messrs. Lowell and Sanford Harwood, the "Harwood Families"), including Mr. Brett Harwood, all the outstanding shares of three corporations, all of which have been engaged in New York or New Jersey, in the operation of six parking facilities as of December 31, 1995 since the formation of those companies (three of the operations terminated subsequent to

December 31, 1995). The Registrant has rendered bookkeeping services to the three private entities since June 1, 1979 or, if later, the commencement of their parking operations, at a fee equal initially to 1 1/2% which increased to 2% as of March 1, 1992 of the parking revenues of those entities during the period the services were furnished. Messrs. Lowell and Sanford Harwood have agreed that such fees shall amount to no less than the Registrant's related costs (such determination to be reviewed by Registrant's independent public accountants) plus $5,000, annually. For the 1995 Year and the 1994 Ten-Month Period, the fees were $32,640 and $28,486, respectively, which Messrs. Lowell and Sanford Harwood have represented to be for each of the periods at least $5,000 in excess of the cost of the Registrant in furnishing such services and to be at least as favorable to Registrant as available from non-affiliated companies.

        The Registrant has managed a garage in Boston and two lots in Philadelphia for affiliates of the Harwood Families. The management of each of these facilities by the Registrant commenced with the operation of the facility by the affiliate. The garage and lots were acquired by the affiliates as part of real estate transactions which involved non-parking properties. The management fees for the 1995 Year and the 1994 Ten-Month Period, were, respectively, $58,891 and $39,255. The management arrangements are as favorable to the Registrant as those provided in the Company's comparable management agreements with non-affiliated owners or lessees.

        Messrs. Lowell and Sanford Harwood extended to the Registrant pursuant to a June 1995 agreement demand loans aggregating $500,000, bearing interest at a rate equivalent to the rate payable by the Registrant to its bank lender under its Credit Facility and to be collateralized by a pledge of assets to be selected by mutual agreement. In October 1995, Messrs. Harwood agreed to amend their loan agreement to satisfy a condition imposed by the bank lender for it to agree to Amendment No. 10 to its Credit Agreement with the Registrant providing, among other things, for an extension of the maturities of principal payments and deferral and possible excuse of portions of the interest on the Credit Agreement loans. The amendment provides for payments of principal of, and interest on, the $500,000 loans to be subordinated and deferred to designated loan repayments made to the bank lender under the amended Credit Agreement, and for a surrender of rights to receive collateral. In consideration for their agreements, Registrant issued on October 30, 1995 to each of Lowell Harwood and Sanford Harwood five year Common Stock Purchase Warrants to purchase 75,000 shares of the Company's's Common Stock at a price of $6.40 per share, the average of the closing sales prices of the Common Stock on NASDAQ for June 28, 1995, the date of the original loan agreement and the two immediately preceding days in which trades were effected in the stock.

        Pursuant to an agreement with the Registrant, Mr. Lowell Harwood, in March 1995, transferred to the Registrant 39,196 shares of Common Stock valued at $4.50 per share, the market price on March 16, 1995, the date of the agreement, in satisfaction of the principal installments and interest in the aggregate amount of $176,381.57 of a promissory note issued by him to the Registrant in September 1988. The note was issued by him in connection with his exercise of a Warrant, originally issued in September 1986, to purchase 25,000 shares of Common Stock at a price of $9.50 per share.

        Registrant has borne certain Company-related travel expenses incurred by Messrs. Schein and Bansak during the 1995 Year in the aggregate amount of approximately $6,900.

                                                      PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

        The following is an index of consolidated financial statements of Square Industries, Inc. and subsidiaries, financial statement schedules and exhibits included in Part IV, Item 14:

(a) 1.           Financial Statement                                                                 Page No.
                 -------------------                                                                 --------
                 Independent Auditors' Report                                                          F-1

                 Consolidated Balance Sheets - December 31, 1995 and
                          December 31, 1994                                                            F-2

                 Consolidated Statements of Operations - Year Ended
                          December 31, 1995, Ten Months Ended
                          December 31, 1994 and Year Ended February 28,                                F-3
                          1994

                 Consolidated Statements of Stockholders' Equity - Year
                          Ended December 31, 1995, Ten Months Ended
                          December 31, 1994 and Year Ended February 28,
                          1994                                                                         F-4

                 Consolidated Statements of Cash Flows - Year Ended
                          December 31, 1995, Ten Months Ended
                          December 31, 1994 and Year Ended February 28,                                F-5
                          1994

                 Notes to Consolidated Financial Statements                                            F-7

(a) 2.           Financial Statement Schedules
                 ------------------------------

                 None.

                 All other schedules are omitted because they are not applicable, not required, or because the information is included in the financial statements or notes thereto.

(a) 3.           Exhibits
                 --------

                 3(i)            Certificate of Incorporation, as amended(1)

                 3(ii)           By-Laws, as amended(1)

                 9               Voting Agreement between Messrs. Lowell Harwood and
                                 Sanford Harwood(5)

                 10(a)           Credit Agreement among National Westminster Bank USA, the
                                 Registrant and 808 Square Corp. dated July 5, 1988, as
                                 amended(3)

                 10(c)           1992 Stock Option Plan(4)

                 10(d)           Common Stock Purchase Warrant issued to Messrs. Lowell and
                                 Sanford Harwood(5)

                 22            - List of Subsidiaries of the Registrant

- --------
(1) Filed as an exhibit, and incorporated by reference, to Registrant's Annual Report on Form 10-K, for the Ten-Months ended December 31, 1994.

(2) Filed as an exhibit, and incorporated by reference, to Registrant's Annual Report on Form 10-K for the year ended February 28, 1991.

(3) The Credit Agreement and amendments thereto have been filed as exhibits, and are incorporated by reference, to exhibits to the following filings of Reports of the Registrant (Amendment No. 1 merely changed the addresses of certain subsidiaries and was not filed as an exhibit):

        The Credit Agreement dated July 5, 1988--Quarterly Report on Form 10-Q for the three months ended May 31, 1988;

        Amendments Nos. 2 and 3--Annual Report on Form 10-K for the year ended February 28, 1990;

        Amendment Nos. 4 and 5--Annual Report on Form 10-K for the year ended February 29, 1991;

        Amendment No. 6--Annual Report on Form 10-K for the year ended February 29, 1992;

        Amendment No. 7--Annual Report on Form 10-K for the year ended February 28, 1993;

        Amendment No. 8--Annual Report on Form 10-K for the year ended February 28, 1994;

        Amendment No. 9--Quarterly Report on Form 10-K for the three months ended August 31, 1994; and

        Amendment No. 10 --Quarterly Report on Form 10-K for the three months ended September 30, 1995.

(4) Filed as an Exhibit, and incorporated by reference, to Registrant's Quarterly Report on Form 10-Q for the three months ended November 30, 1992.

(5) Filed as an Exhibit, and incorporated by reference, to Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 1995.

    (c) Registrant did not file any Current Reports on Form 8-K during the three months ended December 31, 1995.

                   SQUARE INDUSTRIES, INC. AND
                   SUBSIDIARIES

                   Financial Statements as of
                   December 31, 1995 and 1994 and for the
                   Year Ended December 31, 1995, the
                   Ten-Month Period Ended December 31, 1994 and the Year Ended February 28, 1994, and
                   Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Board of Directors
Square Industries, Inc.
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of Square Industries, Inc. and subsidiaries as of December 31, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995, the ten-month period ended December 31, 1994 and the year ended February 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Square Industries, Inc. and subsidiaries as of December 31, 1995 and December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1995, the ten-month period ended December 31, 1994 and the year ended February 28, 1994 in conformity with generally accepted accounting principles.



March 29, 1996

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

- ----------------------------------------------------------------------------------------------------
ASSETS                                                                  1995                1994
CURRENT ASSETS:
  Cash                                                               $ 1,532,909        $ 1,225,853
  Trade and other receivables                                          1,346,172            781,365
  Prepaid expenses                                                     2,804,090          1,659,645
  Other current assets                                                   478,707            554,752
  Refundable income taxes                                                134,841            352,841
                                                                     -----------        -----------
           Total current assets                                        6,296,719          4,574,456
                                                                     -----------        -----------
PROPERTY, EQUIPMENT AND IMPROVEMENTS - Net
  (Notes 2 and 5)                                                     24,633,189         25,067,445
                                                                     -----------        -----------
OTHER ASSETS:
  Deferred tax asset (Note 10)                                         1,401,000            325,000
  Deferred expenses (net of amortization)                              2,571,347            890,105
  Security deposits and other assets                                   2,319,791          1,931,962
                                                                     -----------        -----------
                                                                       6,292,138          3,147,067
                                                                     -----------        -----------
                                                                     $37,222,046        $32,788,968
                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $ 1,448,940        $   830,218
  Accrued expenses (Note 4)                                            4,346,788          4,399,081
  Accrued local rent tax (Note 3)                                      1,251,508          1,189,429
  Current portion of long-term debt (Note 5)                             785,409          1,209,769
  Deferred tax liability (Note 10)                                       333,180            499,000
  Other liabilities                                                      464,772            479,373
                                                                     -----------        -----------
        Total current liabilities                                      8,630,597          8,606,870
                                                                     -----------        -----------
DEFERRED RENT (Note 6)                                                 3,247,454          2,433,143
                                                                     -----------        -----------
LONG-TERM DEBT, LESS CURRENT PORTION (Note 5)                         18,474,052         17,058,611
                                                                     -----------        -----------
SECURITY DEPOSITS - Customers                                            291,716            256,955
                                                                     -----------        -----------
COMMITMENTS AND CONTIGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized, 2,000,000 shares;
    issued, 1,218,389 and 1,205,689 shares                                12,184             12,057
  Common stock subscribed, 12,500 shares at December 31, 1994               --              118,750
  Additional paid-in capital                                           3,278,004          3,158,668
  Retained earnings                                                    3,767,521          1,528,829
                                                                     -----------        -----------
                                                                       7,057,709          4,818,304
Less:
    Treasury stock at cost, 52,033 and 12,837 shares                     235,757             59,375
    Note receivable for common stock subscribed
      (Note 8)                                                              --              118,750
    Cumulative translation adjustment                                    243,725            206,790
                                                                     -----------        -----------
                                                                       6,578,227          4,433,389
                                                                     -----------        -----------
                                                                     $37,222,046        $32,788,968
                                                                     ===========        ===========

See notes to consolidated financial statements.

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1995, TEN-MONTH PERIOD ENDED
DECEMBER 31, 1994 AND YEAR ENDED FEBRUARY 28, 1994

- -----------------------------------------------------------------------------------------------------

                                                                      Ten-Month
                                                 Year Ended         Period Ended         Year Ended
                                                December 31,         December 31,        February 28,
                                                   1995                  1994               1994
PARKING SERVICE REVENUE                        $ 61,772,058         $ 50,935,794        $ 59,774,933
SERVICE STATION REVENUE                           4,158,992            3,494,337           4,295,652
                                               ------------         ------------        ------------
           Total revenues                        65,931,050           54,430,131          64,070,585
                                               ------------         ------------        ------------
COSTS AND EXPENSES:
  Cost of parking services                       49,904,266           42,556,937          51,933,361
  Operating costs - service station               4,176,053            3,543,497           4,253,831
  General and administrative expenses             7,471,389            5,910,695           6,879,422
  Provision for local rent tax (Note 3)              60,000               50,000              60,000
  Interest                                        1,890,052            1,528,754           1,679,094
  Write-off of assets (Note 14)                     315,598              124,168             477,629
                                               ------------         ------------        ------------
           Total costs and expenses              63,817,358           53,714,051          65,283,337
                                               ------------         ------------        ------------
EARNINGS (LOSS) FROM PARKING AND
  SERVICE STATION OPERATIONS                      2,113,692              716,080          (1,212,752)

(BENEFIT) PROVISION FOR
  INCOME TAXES (Note 10)                           (125,000)             196,000            (398,000)
                                               ------------         ------------        ------------
NET EARNINGS (LOSS)                            $  2,238,692         $    520,080        $   (814,752)
                                               ============         ============        ============
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Primary                                      $       1.75         $       0.43        $      (0.61)
                                               ============         ============        ============
  Assuming full dilution                       $       1.55         $       0.42        $      (0.61)
                                               ============         ============        ============
SHARES USED IN COMPUTING EARNINGS
  (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
  Primary                                         1,281,866            1,205,352           1,325,981
                                               ============         ============        ============
  Assuming full dilution                          1,481,866            1,293,882           1,325,981
                                               ============         ============        ============

See notes to consolidated financial statements.

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1995, THE
TEN-MONTH PERIOD ENDED DECEMBER 31, 1994 AND THE
YEAR ENDED FEBRUARY 28, 1994

- --------------------------------------------------------------------------------------------------

                                                              Common        Additional
                                                  Common       Stock         Paid-in      Retained
                                                  Stock      Subscribed      Capital      Earnings
BALANCE, FEBRUARY 28, 1993                    $    11,990   $   178,125    $ 3,097,935   $ 1,823,501

  Issuance of subscribed stock in
    exchange for treasury stock (Note 8)               63       (59,375)        59,312          --

  Exercise of stock options                             2          --              710          --

  Net loss                                           --            --             --        (814,752)

  Translation adjustment                             --            --             --            --
                                              -----------   -----------    -----------   -----------
BALANCE, FEBRUARY 28, 1994                         12,055       118,750      3,157,957     1,008,749

  Exercise of stock options                             2          --              711          --

  Net earnings                                       --            --             --         520,080

  Translation adjustment                             --            --             --            --
                                              -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1994                         12,057       118,750      3,158,668     1,528,829

  Issuance of subscribed stock in
    exchange for treasury stock (Note 8)              125      (118,750)       118,625          --

  Exercise of stock options                             2          --              711          --

  Net earnings                                       --            --             --       2,238,692

  Translation adjustment                             --            --             --            --
                                              -----------   -----------    -----------   -----------
BALANCE, DECEMBER 31, 1995                    $    12,184   $      --      $ 3,278,004   $ 3,767,521
                                              ===========   ===========    ===========   ===========

- ---------------------------------------------------------------------------------------------------

                                                             Notes      Cumulative
                                             Treasury        Receivable   Translation
                                              Stock          for Stock    Adjustment        Total
BALANCE, FEBRUARY 28, 1993                  $      --      $  (178,125)   $  (157,601)   $ 4,775,825

  Issuance of subscribed stock in
    exchange for treasury stock (Note 8)        (59,375)        59,375           --             --

  Exercise of stock options                        --             --             --              712

  Net loss                                         --             --             --         (814,752)

  Translation adjustment                           --             --          (32,788)       (32,788)
                                            -----------    -----------    -----------    -----------
BALANCE, FEBRUARY 28, 1994                      (59,375)      (118,750)      (190,389)     3,928,997

  Exercise of stock options                        --             --             --              713

  Net earnings                                     --             --             --          520,080

  Translation adjustment                           --             --          (16,401)       (16,401)
                                            -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1994                      (59,375)      (118,750)      (206,790)     4,433,389

  Issuance of subscribed stock in
    exchange for treasury stock (Note 8)       (176,382)       118,750           --          (57,632)

  Exercise of stock options                        --             --             --              713

  Net earnings                                     --             --             --        2,238,692

  Translation adjustment                           --             --          (36,935)       (36,935)
                                            -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1995                  $  (235,757)   $      --      $  (243,725)   $ 6,578,227
                                            ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1995, THE
TEN-MONTH PERIOD ENDED DECEMBER 31, 1994 AND THE
YEAR ENDED FEBRUARY 28, 1994

- -----------------------------------------------------------------------------------------------------------------------------

                                                                                           Ten-Month
                                                                      Year Ended          Period Ended           Year Ended
                                                                      December 31,         December 31,          February 28,
                                                                         1995                  1994                  1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                 $  2,238,692         $    520,080         $   (814,752)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Amortization of:
      Deferred expenses                                                     38,341               27,984               35,564
      Lease acquisition costs                                               17,399               54,100              142,280
      Excess of cost over fair market value of net
        assets acquired                                                       --                 71,037              213,113
    Depreciation and amortization                                        1,509,845            1,379,844            1,595,281
    Deferred tax asset                                                  (1,076,000)             509,000             (834,000)
    Reversal of accrued expense                                           (410,000)                --                   --
    Write-off of assets                                                    315,598              124,168              477,629
    Equity adjustment for foreign currency translation                     (36,935)             (16,401)             (32,788)
    Increase (decrease) in cash from changes in
      assets and liabilities:
      Trade and other receivables                                         (564,807)             460,086             (339,389)
      Prepaid expenses and other current assets                         (1,151,872)             356,735             (173,594)
      Refundable income taxes                                              218,000              287,472             (606,471)
      Deferred expenses - net                                           (1,719,583)              26,110              (31,026)
      Lease acquisition costs - net                                           --                   --               (123,097)
      Security deposits and other assets                                  (387,829)            (253,224)              (4,935)
      Accounts payable, accrued expenses, accrued
        local rent tax, deferred tax liability and
        other liabilities                                                  858,087             (615,212)           2,715,386
      Deferred rent                                                        814,311             (248,581)             235,295
      Security deposits - customers                                         34,761               19,404               34,060
                                                                      ------------         ------------         ------------
           Net cash provided by operating activities                       698,008            2,702,602            2,488,556
                                                                      ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, equipment and
    improvements                                                        (1,382,746)            (990,098)          (1,351,943)
                                                                      ------------         ------------         ------------
           Net cash used in investing activities                        (1,382,746)            (990,098)          (1,351,943)
                                                                      ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               2,223,000            5,510,000           10,000,000
  Payments of long-term debt                                            (1,231,919)          (8,227,338)         (11,137,130)
  Proceeds from exercise of stock options                                      713                  713                  712
                                                                      ------------         ------------         ------------
           Net cash provided by (used in) financing activities             991,794           (2,716,625)          (1,136,418)
                                                                      ------------         ------------         ------------
NET INCREASE (DECREASE) IN CASH                                            307,056           (1,004,121)                 195

CASH, BEGINNING OF PERIOD                                                1,225,853            2,229,974            2,229,779
                                                                      ------------         ------------         ------------
CASH, END OF PERIOD                                                   $  1,532,909         $  1,225,853         $  2,229,974
                                                                      ============         ============         ============
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                          $  1,629,761         $  1,505,995         $  1,707,572
                                                                      ============         ============         ============
    Income taxes-net of refunds received                              $    566,236         $     15,000         $   (280,369)
                                                                      ============         ============         ============
NONCASH FINANCING ACTIVITIES:
  See Note 8 for disclosure of supplemental noncash items.

See notes to consolidated financial statements.

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994 AND FOR THE
YEAR ENDED DECEMBER 31, 1995, THE
TEN-MONTH PERIOD ENDED DECEMBER 31, 1994 AND THE
YEAR ENDED FEBRUARY 28, 1994
- -------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Business Segment Information and Principles of Consolidation - Square Industries, Inc. and its subsidiaries (collectively, the "Company") are engaged in the operation and management of parking lots and garages and, a self-service gasoline station. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years financial statements to conform to the current year presentation.

      b. Basis of Presentation - Effective March 1, 1994, the Company changed its fiscal year-end from February 28 to December 31. As a result, the financial statements include the consolidated operations of the Company for the ten-month period ended December 31, 1994 and year ended February 28, 1994. Comparative operating results for the year ended December 31, 1994 and December 31, 1993 is set forth below:

                                                                  1994             1993
                                                                       (Unaudited)
            Parking service revenue                           $ 59,797,708      $ 60,892,585
            Service station revenue                              4,072,910         4,473,848
                                                              ------------      ------------
            Total revenues                                      63,870,618        65,366,433
                                                              ------------      ------------
            Costs and expenses:
              Cost of parking services                          51,433,729        52,242,549
              Operating costs - service station                  4,115,099         4,438,064
              General and administrative expenses                7,080,318         6,819,600
              Provision for local rent tax                          60,000            60,000
              Interest                                           1,793,162         1,697,757
              Write-off of assets                                  601,797              --
                                                              ------------      ------------
            Total costs and expenses                            65,084,105        65,257,970
                                                              ------------      ------------
            Earnings (loss) from parking and service
              station operations                                (1,213,487)          108,463

            Provision (benefit) for income taxes                   126,000          (278,000)
                                                              ------------      ------------
            Net earnings (loss) before extraordinary item       (1,339,487)          386,463
            Extraordinary item                                        --             100,000
                                                              ------------      ------------
            Net earnings (loss)                               $ (1,339,487)     $    486,463
                                                              ============      ============
            Net earnings (loss) per share                     $      (1.13)     $       0.38
                                                              ============      ============
            Shares used in computation                        $  1,192,820      $  1,327,014
                                                              ============      ============

      c. Allowance for Doubtful Accounts - The Company records provisions for trade and other receivables when, in the opinion of management, they are not collectible. Due to the nature of the Company's operations, no provision for doubtful accounts was required at December 31, 1995 and December 31, 1994.

      d. Depreciation and Amortization - Leasehold costs, improvements and equipment, carried at cost, are amortized or depreciated over the estimated useful lives of the related assets. The useful lives are three to seven years for equipment and the life of the lease or ten years, whichever is less, for leasehold costs and improvements. Buildings are depreciated over a life of twenty-five years. Depreciation and amortization expense is computed by the straight-line method.

      e. Deferred Expenses - Deferred expenses represent commissions, legal fees and lease acquisition costs in connection with the acquisition of certain parking lot leases and fees paid in connection with the Company's debt agreements. These expenses are being amortized over the lives of such leases and debt agreements, respectively.

      f. Income Taxes - The Company and its subsidiaries file a consolidated federal income tax return.

            The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective March 1, 1993. The Company had previously reported its income taxes under APB No. 11, "Accounting for Income Taxes." The change in accounting for income taxes had no effect on the net deferred income tax asset/liability previously recorded by the Company at February 28, 1993. In accordance with SFAS No. 109, the income tax benefit from utilization of net operating loss carryforwards has been recorded as a component of provision (benefit) for income taxes for the ten-month period ended
            December 31, 1994 and the year ended February 28, 1994.

            Under SFAS No. 109, deferred tax assets/liabilities are recorded for revenue and expense items which are recognized for tax purposes in years other than those in which they are reported in the consolidated financial statements. Deferred income taxes are reflected in the consolidated financial statements for these temporary differences.

      g. Write-Off of Assets - For parking locations which experience poor operating results and, in the estimate of management, there is no or little reasonable expectation for improvement of a magnitude to permit recovery of the related deferred expenses, lease acquisition costs and fixed assets, these assets are written off.

      h. Earnings Per Share - Primary earnings per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock.

      i. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      j. Recently Issued Accounting Standards - During the fourth quarter of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 123. "Accounting for Stock-Based Compensation," which is effective for the Company's fiscal year beginning January 1, 1996. The Company has not determined the method of adoption or evaluated the impact of adopting this statement on its financial position and results of operations.

            Management periodically evaluates the recoverability of long-lived assets based upon current and forecasted net income. The Company has not determined the impact of the adoption of the recently issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for the Company's fiscal year beginning January 1, 1996.

      k. Fair Value of Financial Instruments - The Company's financial instruments consist of trade accounts receivable, other receivables, note receivable for common stock subscribed, accounts payable, and long-term debt comprising notes payable, credit facilities, notes payable to officers and mortgages payable. The Company's financial instruments are carried in the balance sheet at amounts which approximate fair value, except for long-term debt disclosed in Note 5 whose fair value at December 31, 1995 is approximately $19,656,940, based on pertinent information available to the Company.




2.    PROPERTY, EQUIPMENT AND IMPROVEMENTS

      Property, equipment and improvements consist of the following:

                                                                 December 31,
                                                             1995           1994
      Land                                               $17,714,289     $17,071,312
      Buildings                                            5,512,764       6,373,894
      Leasehold costs and improvements                     6,590,546       7,604,756
      Furniture, fixtures and equipment                    1,567,324       1,707,074
                                                         -----------     -----------
                                                          31,384,923      32,757,036

      Less accumulated depreciation and amortization       6,751,734       7,689,591
                                                         -----------     -----------
                                                         $24,633,189     $25,067,445
                                                         ===========     ===========

3.    LOCAL RENT TAX

      The Company received notices of determination from a municipal local authority for commercial rent tax which relate to the period June 1, 1978 through May 31, 1987, assessing the Company, net of payments, an aggregate of $907,005 (including interest and penalties). The Company believes that the accrued amount of $1,202,160, which covers these assessments, possible future assessments, and related expenses through December 31, 1995, is adequate.

4.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                              December 31,
                                          1995          1994

      Sales and parking rates         $  728,389     $  741,762
      Vacation and side pay              408,770        354,236
      Payroll and payroll taxes          382,657        754,445
      Profit remittance on leases        759,880        617,251
      Other                            2,067,092      1,931,387
                                      ----------     ----------
                                      $4,346,788     $4,399,081
                                      ==========     ==========

5.    LONG-TERM DEBT

      Long-term debt consisted of the following:

                                                                       December 31,
                                          Interest Rate          1995              1994
      Credit Agreement:
        Facility I                         Prime + 2%        $11,730,108        $10,480,107
        Facility II                        Prime + 2%          1,688,100          2,138,950
      Notes payable                        8.5% - 10%          1,162,747          1,456,627
      Notes payable to Officers            10.25%                500,000               --
      Mortgages payable                    7% - 11%            4,178,506          4,192,696
                                                             -----------        -----------
                                                              19,259,461         18,268,380
      Less current portion                                       785,409          1,209,769
                                                             -----------        -----------
                                                             $18,474,052        $17,058,611
                                                             ===========        ===========

      Facility I provides for a line of credit of $12,800,000, and is subject to the aggregate face amount of outstanding letters of credit plus unpaid drawings not exceeding $1,500,000. Borrowings under the letter of credit facility reduce amounts available for borrowing under the line of credit. Facility II is a term loan that was payable in consecutive quarterly payments of $225,425. On October 31, 1995, Amendment No. 10 to the Company's bank loan agreement was executed. The amendment provides for an extension of the maturity dates of the Facility I principal to June 30, 1998 with respect to $61,900, to September 30, 1998 with respect to $150,000 and to December 31, 1998 with respect to $11,518,208 and extends the quarterly installment payment dates for Facility II to calendar quarters ending in the period June 30, 1996 to June 30, 1998. The amendment provides for prepayment of principal to the extent of 50% of the Company's cash flow above designated levels. The amendment also provides that commencing November 1, 1995 interest is to be paid at the rate of 4% per annum with the balance of the interest rate (the Bank's prime plus 2% per annum) to be accrued and deferred. The portion deferred will be paid or forgiven depending on the Company achieving reductions in its operating expenses from those for the year ended December 31, 1994 as follows: if the amount of the reduction as of December 31, 1995 is at least $500,000, the amounts deferred following the end of November and December 1995 will be forgiven; if the amount of the reduction as of December 31, 1995 is at least $600,000, the amounts deferred during 1996 will be forgiven; and if the amount of the reduction as of December 31, 1997 is at least $700,000, the amounts deferred during 1997 and 1998 will be forgiven. The failure to achieve the designated level of reduction for any period will result in the obligation to pay the amount deferred during the applicable period. The Company achieved the operating expense reduction of $500,000 as of December 31, 1995 and as such the deferred interest has been forgiven.

      In July 1995, the Company entered into a one-year agreement with another bank providing for a $1,000,000 line of credit, none of which was borrowed during the 1995 year.

      On June 28, 1995, two officers loaned the Company $500,000 with interest payable at the same rate as the Facility I loan. As a condition of Amendment No. 10, the officers agreed to a revision of their loans, changing the terms from demand loans to loans to be repaid following the payment of the credit agreement loans with provisions for prepayment to the extent of 50% of the principal payments paid to the Bank under the credit agreement after the Bank has received post October 31, 1995 principal payments of at least $1,000,000 and for the deferral of the interest in excess of 3.99% per annum (the loan interest rate to December 31, 1995 is 10.25% and prime plus 2% thereafter) until the Facility loans have been paid in full. Under their amended loan agreement, the officers surrendered their rights to collateral which was to be provided under the original loan agreement and subordinated their loans to the Company's obligations under the Credit Agreement. In consideration of the original extension of the loans and the foregoing amendment, the Company issued to each of the officers a five year, nontransferable Warrant to purchase 75,000 shares of the Company's Common Stock at a price of $6.40 per share, the average of the closing sales prices of the Common Stock on NASDAQ for June 28, 1995, and the two immediately prior days in which trades were effected in the stock.

      Certain subsidiaries of the Company periodically acquire land and/or buildings with a view to their future use in whole or in part, for use as parking facilities. The properties are generally purchased subject to long-term mortgages. The mortgages vary in their payment terms and interest rates, some requiring only the payment of interest during the first five years.

      The mortgages payable are collateralized by the underlying assets which have a book value of $6,066,800. Facility I and II are collateralized by first mortgages as to certain properties and by the stock of subsidiaries of the Company, except those whose stock may not be pledged because of prohibitions in leases and mortgages.

      Debt covenants under the Credit Agreement, as amended, include maximum indebtedness under mortgage obligations and financial covenants as to maintenance of minimum net worth, total liabilities to net worth and operating cash flow ratios. The Company is in compliance with its debt covenants. The Company believes that the funds available under Facility I, additional mortgage loans with respect to properties acquired or developed and funds generated from its operations will be sufficient to finance its capital and operational requirements through December 31, 1996.

      Aggregate maturities of long-term debt are as follows:

      Year Ending
      December 31,                                        Amount

      1996                                             $   785,409
      1997                                                 915,042
      1998                                              13,429,447
      1999                                               3,837,004
      2000                                                  20,051
      Thereafter                                           272,508
                                                       -----------
                                                       $19,259,461
                                                       ===========

6.    COMMITMENTS AND CONTINGENCIES

      Letters of Credit - As of December 31, 1995, the Company had contingent debt of $1,025,500 under standby letters of credit issued pursuant to terms of its line of credit.

      Leases - The Company has numerous lease agreements, primarily for parking facilities. Leases with rent escalations are expensed on a straight-line basis in accordance with Statement of Financial Accounting Standard No. 13
      - "Accounting for Leases" ("SFAS 13"). Deferred rent represents the difference between the straight-line basis and actual rent paid in accordance with the terms of the lease. Net lease rental expense for each of the periods in the three fiscal year period ended December 31, 1995 was $23,155,990, $18,789,244, and $23,227,396 including $2,106,337 as of

      December 31, 1995, $1,788,254 as of December 31, 1994 and $2,091,338 as of
      February 28, 1994, paid under clauses which require the payment of additional rent based on revenue levels at the various facilities. The net lease rental expense is exclusive of real estate taxes and maintenance and repairs which are paid by the Company.

      Included in the Company's parking revenues are $1,023,300, $799,900 and $905,800 of sublease rental income for each of the periods in the three fiscal year periods ended December 31, 1995.

      Approximately 32.0% of the Company's parking service revenues for the year ended December 31, 1995 were derived in the aggregate from seven locations, each of which accounted for not less than 3.5% of the parking service revenues for the period. Operations at one location terminated in January 1996, and the Company is contesting the purported termination as a result of the failure of the lessor to recognize an extension by the Company of the term of a lease covering a majority of the area of another location. Revenues from the two locations represented in the aggregate approximately 8.6% of the total revenues for the year ended December 31, 1995. Of the other locations, three are held under noncancelable long-term leases and two are held under long-term leases, cancelable on short notice under certain circumstances. Cancellation of either cancelable lease by the lessor may have a materially adverse effect upon the Company's results of operations in the event the Company fails to obtain another or other materially profitable locations.

      At December 31, 1995, the Company's future minimum net rentals under operating leases are as follows:

      Year Ending
      December 31,                                        Amount

      1996                                             $ 20,131,000
      1997                                               19,870,000
      1998                                               19,888,000
      1999                                               17,740,000
      2000                                               16,170,000
      Thereafter                                        116,989,000
                                                       ------------
                                                       $210,788,000
                                                       ============

      Litigation - Various lawsuits against the Company have arisen in the course of the Company's business, some of which are covered by insurance. In certain of these matters, large or indeterminate amounts are sought. In the opinion of the Company, any ultimate liability which could result from such litigation would not have a material effect on the Company's financial position or the results of its operations.

7.    INCENTIVE STOCK OPTION PLAN

      The Company has an incentive stock option plan (the "1992 Plan") under which the Company has reserved 425,000 shares of common stock for the granting of options. Under an earlier plan, there were outstanding options to purchase 21,600 shares. The Company's Board of Directors, subject to shareholder approval at the next annual meeting in 1996, amended the Plan to increase the shares subject to the Plan by 100,000 shares. Options are granted at prices not less than the fair market value on the date granted. Options granted become exercisable at various dates dependent upon the option agreement and expire five years from the date of grant. Transactions relating to stock options are as follows:

                                                                Shares          Options          Available
                                                               Reserved       Outstanding        for Grant

      Balance, February 28, 1993
        ($3.5625 to $16.50 per share)                           446,600          380,600           66,000
      Options returned for granting                                --            (25,500)          25,500
      Options exercised ($3.5625 per share)                        (200)            (200)            --
                                                                -------          -------         --------
      Balance, February 28, 1994
        ($3.5625 to $3.91875 per share)                         446,400          354,900           91,500
      Options returned for granting/no longer available         (21,600)         (37,600)          16,000
      Options exercised ($3.5625 per share)                        (200)            (200)            --
      Options granted ($3.00 per share)                            --             10,000          (10,000)
                                                                -------          -------         --------
      Balance, December 31, 1994
        ($3.00 to $3.91875 per share)                           424,600          327,100           97,500

      Options exercised ($3.5626 per share)                        (200)            (200)
      Options returned for granting                                              (17,500)          17,500
      Options granted ($5.50 to $6.4625)                           --             84,000          (84,000)
      Options authorized*                                       100,000             --            100,000
                                                                -------          -------         --------
      Balance, December 31, 1995
        ($3.00 to $6.4625 per share)                            524,400          393,400          131,000
                                                                =======          -------         ========
      Exercisable at December 31, 1995                                           230,600
                                                                                 =======

* Subject to shareholder approval.  See note above.

8.    NOTE RECEIVABLE FOR COMMON STOCK SUBSCRIBED

      In April 1993, an officer/stockholder satisfied his note receivable to the Company by transferring 12,837 shares of common stock to the Company. The market value of the stock at the date of the transfer was $59,375. As a result of this payment, the Company issued the last installment of 6,250 shares of common stock subscribed.

      A note receivable for common stock subscribed was due from another officer/stockholder issued in connection with the exercise of stock warrants, with the notes providing for the issuance of shares of common stock in installments upon payment of the note installments. The note bore interest at the same rate as the Company's Facility I line of credit. In March 1995, the officer/stockholder agreed to satisfy the balance of the note, including accrued interest of $57,632, by transferring as of March 16, 1995, 39,196 shares of common stock to the Company. The market value of the stock at the date of the transfer was $176,382. As a result, the Company issued to the officer/stockholder 12,500 shares of common stock.

      Interest income includes approximately $3,000, $9,000 and $8,000 of interest earned on these notes for the year ended December 31, 1995, the ten-month period ended December 31, 1994 and the year ended February 28, 1994, respectively. Other current assets include $55,039 at December 31, 1994 due from the officer/shareholder for accrued interest.

9.    OTHER RELATED PARTY TRANSACTIONS

      The Company provides bookkeeping services to three private entities owned by officers of the Company. Fees paid to the Company for such services were $32,640, $28,486 and $25,524 for the year ended December 31, 1995, the ten-month period ended December 31, 1994 and the year ended February 28, 1994, respectively.

10.   INCOME TAXES

      The provision (benefit) for income taxes is comprised of the following:

                                                              Ten-Month
                                           Year Ended        Period Ended      Year Ended
                                           December 31,      December 31,      February 28,
                                              1995              1994              1994
      Federal:
        Current                            $ 808,000         $ 130,000         $(491,000)
        Deferred                            (463,000)         (122,000)          176,000
                                           ---------         ---------         ---------
                                             345,000             8,000          (315,000)
                                           ---------         ---------         ---------
      State and City:
        Current                              309,000           209,000          (207,000)
        Deferred                             105,000           (21,000)          331,000
                                           ---------         ---------         ---------
                                             414,000           188,000           124,000
                                           ---------         ---------         ---------
      Change in valuation allowance         (884,000)             --            (207,000)
                                           ---------         ---------         ---------
                                           $(125,000)        $ 196,000         $(398,000)
                                           =========         =========         =========

      The tax effects of significant items comprising the Company's deferred tax assets (liabilities) are as follows:

                                                                       December 31,
                                                                 1995               1994
      Short-term deferred tax assets (liabilities):
        Reserves and write-offs of assets not
          currently deductible                               $   284,000         $   332,000
        Prepaid expenses                                        (617,000)           (756,000)
        Investment in limited partnership                           --               (75,000)
                                                             -----------         -----------
      Total short-term deferred tax asset (liability)        $  (333,000)        $  (499,000)
                                                             ===========         ===========
      Long-term deferred tax assets (liabilities):
        Deferred rent                                        $   920,000         $   819,000
        Property, equipment and improvements                     964,000             412,000
        Operating loss carryforwards                             659,000             846,000
        Tax credit carryforwards                                  73,000             347,000
                                                             -----------         -----------
        Long-term deferred tax asset (liability)               2,616,000           2,424,000
                                                             -----------         -----------
        Valuation allowance                                   (1,215,000)         (2,099,000)
                                                             -----------         -----------
      Total long-term deferred tax asset (liability)         $ 1,401,000         $   325,000
                                                             ===========         ===========
      Net deferred tax asset (liability)                     $ 1,068,000         $  (174,000)
                                                             ===========         ===========

      The realization of the deferred tax assets relates directly to the Company's ability to generate taxable income for Federal, state, and foreign tax purposes. Management has concluded that partial realization of these deferred tax assets is more likely than not as a result of the Company's earnings history for the past two years, and has thus reduced the valuation accordingly. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the utilization of such is more likely than not.

      At December 31, 1995, the Company has available net operating loss carryforwards of approximately $953,000 to offset future taxable income of the Canadian subsidiary. The total Canadian loss carryforward consists of $390,000, $363,000 and $200,000 expiring in the years 2000, 2001 and 2002, respectively. The Company also has available net operating loss and credit carryforwards for various states and local governments which expire in various amounts through 2008.

      Reconciliation of the U.S. statutory rate with the effective tax rates is summarized as follows:

                                                       Year Ended              Ten-Month Period Ended           Year Ended
                                                    December 31, 1995             December 31, 1994          February 28, 1994
                                                   Amount        Percent       Amount          Percent      Amount       Percent

      Federal statutory rate                     $ 726,000        34.0%      $   243,000        34.0%     $(412,000)      (34.0)%
      State and city  taxes - net of
        federal benefit                             29,000         1.4           168,000        23.5         61,000         5.0
      Utilization of tax credits                  (187,000)       (8.7)          (23,000)       (3.2)          --            --
      Loss for which no benefit is
        currently available                           --           --                 --          --         86,000         7.1
      Change in valuation allowance               (884,000)      (41.5)               --          --           --            --
      Refund of prior years
        state taxes                                   --           --             (30,000)       (4.2)     (249,000)      (20.5)
      Rate differential on foreign
        subsidiary                                  79,000         3.7             75,000        10.5          --
      Expired foreign net operating
        loss                                        91,000         4.3                --          --           --            --
      Goodwill                                        --           --              24,000         3.4        72,000         5.9
      Utilization of losses not
        previously recognized for
        temporary differences                         --           --            (144,000)      (20.0)         --            --
      Other                                         21,000         1.0           (117,000)      (16.6)       44,000         3.7
                                                 ---------        ----       ------------       -----     ---------       -----
                                                 $(125,000)       (5.8)%     $    196,000        27.4%    $(398,000)      (32.8)%
                                                 =========        ====       ============       =====     =========       =====

11.   PENSION PLANS

      The Company contributes to a multiemployer pension plan which covers employees under collective bargaining agreements. Pension expense for the year ended December 31, 1995, the ten-month period ended December 31, 1994 and the year ended February 28, 1994 was $290,596, $226,331 and $329,744, respectively.

      Effective July 1, 1993, the Company established a 401(k) plan which covers all employees who are not members of a union. Under the terms of the Plan, the Company matches 15% up to $666.67 of employee contributions to a maximum contribution of $100. Company contributions to this plan were $14,789 for the year ended December 31, 1995, $11,646 for the ten-month period ended December 31, 1994 and $12,673 for the year ended February 28, 1994.

12.   FOREIGN OPERATIONS

      A summary of the Canadian subsidiary's financial information is as follows:

                                                                       Ten-Month
                                                  Year Ended         Period Ended        Year Ended
                                                 December 31,        December 31,        February 28,
                                                    1995                 1994                1994
      Assets                                    $   769,000         $   589,000         $   940,000
      Liabilities                                 1,672,000           1,231,000           1,325,000
      Stockholder's deficiency in assets           (903,000)           (642,000)           (385,000)
      Revenues                                      281,000             215,000           1,202,000
      Net (loss)                                   (237,000)           (285,000)           (252,000)

13.   SEGMENT INFORMATION

      The following table sets forth the contributions to revenues, operating income, identifiable assets, capital expenditures and depreciation expense by business segment:

                                                                     Ten-Month
                                                Year Ended          Period Ended         Year Ended
                                               December 31,         December 31,         February 28,
                                                  1995                 1994                 1994
Revenues:
  Parking                                     $ 61,772,058         $ 50,935,794         $ 59,774,933
  Service station                                4,158,992            3,494,337            4,295,652
                                              ------------         ------------         ------------
                                              $ 65,931,050         $ 54,430,131         $ 64,070,585
                                              ============         ============         ============
Operating (loss) income:
  Parking                                     $  2,130,753         $    765,240         $ (1,254,573)
  Service station                                  (17,061)             (49,160)              41,821
                                              ------------         ------------         ------------
                                              $  2,113,692         $    716,080         $ (1,212,752)
                                              ============         ============         ============
Identifiable assets:
  Parking                                     $ 35,657,311         $ 31,520,294         $ 32,739,508
  Service station                                   31,826               42,821               42,821
  Corporate (cash)                               1,532,909            1,225,853            2,229,974
                                              ------------         ------------         ------------
                                              $ 37,222,046         $ 32,788,968         $ 35,012,303
                                              ============         ============         ============
Capital expenditures:
  Parking                                     $  1,379,682         $    990,098         $  1,348,778
  Service station                                    3,064                 --                  3,165
                                              ------------         ------------         ------------
                                              $  1,382,746         $    990,098         $  1,351,943
                                              ============         ============         ============
Depreciation and amortization expense:
  Parking                                     $  1,502,001         $  1,373,067         $  1,585,954
  Service station                                    7,844                6,777                9,327
                                              ------------         ------------         ------------
                                              $  1,509,845         $  1,379,844         $  1,595,281
                                              ============         ============         ============

14.   WRITE-OFF OF ASSETS

      During the twelve months ended December 31, 1995, the ten-month period ended December 31, 1994 and the year ended February 28, 1994, the Company wrote off assets of $315,598, $124,168 and $477,629, respectively, with respect to locations in the New York and Philadelphia metropolitan areas due to poor operating results and management's estimate of no or little reasonable expectation for improvement of a magnitude to permit recovery of these costs.

15.   SUBSEQUENT EVENT - SETTLEMENT OF CLAIM

      On March 29, 1996, the United States District Court for the Eastern District of Pennsylvania approved a net cash settlement of $1,700,000 plus interest payable to the Company as one of several plaintiffs in a class action brought against the owner, manager and tenant of a building in midtown Philadelphia which suffered a fire in February 1991 causing substantial disruption of the operations of the plaintiffs. The Company expects that the proceeds from the settlement will be received during 1996 and they will be recorded in the Company's financial statements upon receipt.


                                     ******

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SQUARE INDUSTRIES, INC.
                                      -----------------------------------------
                                         (Registrant)


                                      s/ Sanford Harwood
                                      -----------------------------------------
                                         Sanford Harwood, Assistant Chairman

Dated:  April 1, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                           Title                            Date
     ----                           -----                            ----
s/ Lowell Sanford             Chairman of the Board
- -------------------------     of Directors and Chief
Lowell Harwood                Executive Officer                 April 1, 1996


s/ Brett Harwood              President, Chief
- --------------------------    Operating Officer
Brett Harwood                 and Director                      April 1, 1996


s/ Sanford Harwood            Assistant Chairman,
- --------------------------    Secretary and Director            April 1, 1996
Sanford Harwood


s/ John Kowal                 Acting Vice President-Finance
- --------------------------    and Chief Financial Officer
John Kowal                    (Principal Accounting Officer)    April 1, 1996


s/ Daniel R. Schein           Director                          April 1, 1996
- --------------------------
Daniel R. Schein


s/ Stephen A. Bansak, Jr.     Director                          April 1, 1996
- --------------------------
Stephen A. Bansak, Jr


s/ Leslie Harwood Ehrlich     Director                          April 1, 1996
- --------------------------
Leslie Harwood Ehrlich


s/ Leo Silverstein            Director                          April 1, 1996
- --------------------------
Leo Silverstein