Form 10-Q
period 1996-03-31
SQUARE INDUSTRIES INC
filed 1996-05-15
CIK 93134

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996
                                ----------------------------------

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition from ___________________ to ________________________

                  Commission file number        0-4979
                                             ------------

                             SQUARE INDUSTRIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           NEW YORK                                             13-2610905
- -------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 921 Bergen Avenue, Jersey City, New Jersey                       07306
- -------------------------------------------                   --------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (201) 798-0090
                                                     --------------
                                 Not Applicable
- -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   X       No
    -----        -----

Shares of Common Stock outstanding at March 31, 1996: 1,171,556

                    SQUARE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.
                                                                        Page No.

Consolidated Balance Sheets -
March 31, 1996 (unaudited) and December 31,
1995 (audited)                                                           2-3

Consolidated Statements of Operations - for
the  three months ended March 31, 1996
and 1995 (unaudited)                                                     4

Consolidated Statements of Cash Flows for
the three months ended March 31, 1996 and 1995
(unaudited)                                                              5-6

Notes to Consolidated Financial Statements                               7-10

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                       11-13


PART II.

Other Information                                                        14

SIGNATURES                                                               15

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



                                                           March 31, 1996       December 31, 1995
                                                             (Unaudited)            (Audited)
                                                             -----------            ---------
ASSETS
Current Assets:
     Cash                                                   $ 1,977,000             $ 1,533,000
     Trade and other receivables                              1,151,000               1,346,000
     Prepaid expenses                                         2,237,000               2,804,000
     Other current assets                                       509,000                 479,000
     Prepaid and refundable income tax                           26,000                 135,000
                                                                -------                --------
         Total current assets                                 5,900,000               6,297,000
                                                             ----------              ----------

Property, Equipment and Improvements,  Net                   24,908,000              24,633,000
                                                            -----------             -----------

Other Assets:
     Deferred tax asset                                       1,601,000               1,401,000
     Deferred expenses                                        2,468,000               2,571,000
     Security deposits and other assets                       2,389,000               2,320,000
                                                             ----------              ----------

                                                              6,458,000               6,292,000
                                                             ----------              ----------

                                                            $37,266,000             $37,222,000
                                                            ===========             ===========



           See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                               March 31, 1996      December 31, 1995
                                                                 (Unaudited)           (Audited)
                                                                 -----------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                            $ 1,540,000           $ 1,449,000
     Accrued expenses                                              4,069,000             4,347,000
     Accrued local rent tax (Note 4)                               1,267,000             1,252,000
     Current portion of long-term debt (Note 2)                    1,289,000               785,000
     Deferred tax liability                                          333,000               333,000
     Other liabilities                                                41,000               465,000
                                                                  ----------            ----------
         Total current liabilities                                 8,539,000             8,631,000
                                                                  ----------            ----------

Deferred Rent                                                      3,456,000             3,247,000
                                                                  ----------            ----------

Long-Term Debt-less current portion (Note 2)                      18,134,000            18,474,000
                                                                 -----------           -----------

Security Deposits - Customers                                        296,000               292,000
                                                                  ----------            ----------


Stockholders' Equity:
     Common stock, $.01 par value;
       authorized 2,000,000 shares;
       issued 1,223,589 shares and 1,218,389 shares                   12,000                12,000
     Additional paid-in capital                                    3,295,000             3,278,000
     Retained earnings                                             3,979,000             3,768,000

Less:
     Treasury stock at cost, 52,033 shares                           236,000               236,000
     Cumulative translation adjustment                               209,000               244,000
                                                                 -----------           -----------
                                                                   6,841,000             6,578,000
                                                                 -----------           -----------

                                                                 $37,266,000           $37,222,000
                                                                 ===========           ===========


               See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                      For The Three Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                         1996                  1995
                                                                        ------                -----

Revenues:
     Parking                                                       $15,026,000           $15,332,000
     Gasoline station                                                1,002,000               959,000
                                                                   -----------           -----------

                                                                    16,028,000            16,291,000
                                                                   -----------           -----------

Cost and Expenses:
     Operating Costs - parking                                      12,465,000            12,712,000
                     - gasoline station                              1,014,000               975,000
     Provision for local rent tax (Note 4)                              15,000                15,000
     General and administrative expenses                             1,993,000             1,849,000
     Interest - net                                                    490,000               488,000
                                                                   -----------           -----------

                                                                    15,977,000            16,039,000
                                                                   -----------           -----------

Earnings from parking and
  service station operations                                            51,000               252,000

(Benefit) Provision for Income Taxes (Note 6)                         (160,000)              146,000
                                                                   -----------           -----------

Net Income                                                         $   211,000           $   106,000
                                                                   ===========           ===========


Earnings per share (Note 5):                                       $      0.15           $      0.09
                                                                   ===========           ===========


Computation of Shares -
Weighted average of common stock
outstanding (Note 5)                                                 1,476,316             1,188,175
                                                                   ===========           ===========

           See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                           For The Three Months Ended
                                                                                                    March 31,
                                                                                           --------------------------
                                                                                              1996              1995
                                                                                           ----------         ---------

Cash Flows From Operating Activities:
         Net income                                                                         $ 211,000          $106,000

         Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
            Amortization of:
              Deferred expenses                                                                 8,000             9,000
              Lease acquisition costs                                                           4,000             4,000
            Depreciation and amortization                                                     325,000           417,000
            Deferred tax asset                                                               (200,000)            -0-
            Equity adjustment for foreign currency translations                                35,000             1,000
            Increase (decrease) in cash from
                 changes in assets and liabilities:
                 Trade and other receivables                                                  195,000           221,000
                 Prepaid expenses and other current assets                                    533,000          (127,000)
                 Prepaid and refundable income taxes                                          109,000          (133,000)
                 Deferred expenses, net                                                        95,000        (1,006,000)
                 Security deposits and other assets                                           (69,000)          (81,000)
                 Accounts payable, accrued expenses,
                  accrued local rent tax, deferred tax liability
                  and other liabilities                                                      (596,000)          173,000
                 Deferred rent                                                                209,000           141,000
                 Security deposits - customers                                                  4,000             9,000
                                                                                              -------           -------

                 Net cash provided by (used in) operating activities                          863,000          (266,000)
                                                                                             --------          --------

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                          For The Three Months Ended
                                                                                                    March 31,
                                                                                          ---------------------------
                                                                                             1996              1995
                                                                                          -----------        --------

Cash Flows From Investing Activities:
         Additions to land, buildings, equipment
           and improvements                                                                $ (600,000)        $(388,000)
                                                                                           ----------         ---------

            Net cash used in investing activities                                            (600,000)         (388,000)
                                                                                            ---------          --------

Cash Flows From Financing Activities:
         Proceeds from borrowings                                                             200,000         1,700,000
         Payments and current maturities on long-term debt                                    (36,000)         (328,000)
         Proceeds from exercise of stock options and warrants                                  17,000             1,000
                                                                                           ----------         ---------

                 Net cash provided by financing activities                                    181,000         1,373,000
                                                                                           ----------         ---------

Net Increase in Cash                                                                          444,000           719,000

Cash, Beginning of Period                                                                   1,533,000         1,226,000
                                                                                           ----------         ---------

Cash, End of Period                                                                        $1,977,000        $1,945,000
                                                                                           ==========        ==========

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:
          Interest                                                                            462,000           495,000
          Income taxes, net of refunds received                                               198,000           255,000

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


                 See accompanying notes to financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

NOTE 1 - The accompanying consolidated balance sheet as of March 31, 1996 and the consolidated statements of operations for the three months ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995, respectively, are unaudited, but in the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for such periods have been made. The financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, for the year ended December 31, 1995.

         The accompanying consolidated financial statements include the accounts of a foreign subsidiary and all domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Long-term debt consisted of the following:

                                         Interest Rate         March 31, 1996
                                         -------------         --------------
           Credit Agreement:
             Facility I                  Prime + 2%               $11,730,000
             Facility II                 Prime + 2%                 1,688,000
           Notes payable                 8.5% - 10.25%              1,330,000
           Notes payable to officers     Prime + 2%                   500,000
           Mortgages payable             7% - 11%                   4,175,000
                                                                  -----------

                                                                   19,423,000

            Less current portion                                    1,289,000
                                                                  -----------

                                                                  $18,134,000
                                                                  ===========

         Facility I provides for a line of credit of $12,800,000, and is subject to the aggregate face amount of outstanding letters of credit plus unpaid drawings not exceeding $1,500,000. Borrowings under the letter of credit facility reduce amounts available for borrowings under the line of credit. Facility II is a term loan that was payable in consecutive quarterly payments of $225,425. On October 31, 1995, Amendment No. 10 to the Company's bank loan agreement was executed. The amendment provides for an extension of the maturity dates of the Facility I principal to June 30, 1998 with respect to $61,900, to September 30, 1998 with respect to $150,000 and to December 31, 1998 with respect to $11,518,208 and extends the quarterly installment payment dates for Facility II to calendar quarters ending in the period June 30, 1996 to June 30, 1998. The amendment provides for prepayment of principal to the extent of 50% of the Company's cash flow above designated levels. The amendment also provides that commencing November 1, 1995 interest is to be paid at the rate of 4% per annum with the balance of the interest rate (the Bank's prime plus 2% per annum) to be accrued and deferred. The portion deferred will be paid or forgiven depending on the Company achieving reductions in its operating expenses from those for the year ended December 31, 1994 as follows: if the amount of the reduction as of December 31, 1995 is at least $500,000, the amounts deferred following the end of November and December 1995 will be forgiven; if the amount of the reduction as of December 31, 1996 is at least $600,000, the amounts deferred during 1996 will be forgiven; and if the amount of the reduction as of December 31, 1997 is at least $700,000, the amounts deferred during 1997 and 1998 will be forgiven. The failure to achieve the designated level of reduction for any period will result in the obligation to pay the amount deferred during the applicable period. The Company achieved the targeted reduction as of December 31, 1995 resulting in forgiveness of interest of $145,000 for the two months ended December 31, 1995. The amount of the deferral for the three months ended March 31, 1996 was $210,000.

         In July 1995, the Company entered into a one-year agreement with another bank providing for a $1,000,000 line of credit, of which $200,000 was borrowed during the three months ended March 31, 1996.

         On June 28, 1995 two officers loaned the Company $500,000 with interest payable at the same rate as the Facility I loan. As a condition of Amendment No. 10, the officers agreed to a revision of their loans, changing the terms from demand loans to loans to be repaid following the payment of the credit agreement loans with provisions for prepayment to the extent of 50% of the principal payments paid to the

         Bank under the credit agreement after the Bank has received post - October 31, 1995 principal payments of at least $1,000,000 and for the deferral of the interest in excess of 3.99% per annum (the loan interest rate to December 31, 1995 is 10.25% and prime plus 2% thereafter) until the Facility loans have been paid in full. Under their amended loan agreement, the officers surrendered their rights to collateral which was to be provided under the original loan agreement and subordinated their loans to the Company's obligations under the Credit Agreement. In consideration of the original extension of the loans and the foregoing amendment, the Company issued to each of the officers a five year non-transferable Warrant to purchase 75,000 shares of the Company's Common Stock at a price of $6.40 per share, the average of the closing sales prices of the Common Stock on NASDAQ for June 28, 1995, and the two immediately prior days in which trades were effected in the stock.

         Certain subsidiaries of the Company periodically acquire land/or buildings with a view to their future use in whole or in part as parking facilities. The properties are generally purchased subject to long-term mortgages. The mortgages vary in their payment terms and interest rates, some requiring only the payment of interest during the first five years.

         The mortgages payable are collateralized by the underlying assets which have a book value of $6,057,400. The two facility loans are collateralized by the stock of subsidiaries of the Company, except those whose stock may not be pledged because of prohibitions in leases and mortgages.

         Debt covenants under the Credit Agreement, as amended, include a limitation on indebtedness under mortgage obligations and financial covenants as to maintenance of minimum net worth, total liabilities to net worth and operating cash flow ratios. The Company is in compliance with its debt covenants. The Company believes that the funds available under Facility I, additional mortgage loans with respect to properties acquired or developed and funds generated from its operations will be sufficient to finance its capital and operating requirements through December 31, 1996.


         Aggregate maturities on long-term debt are as follows:

         Year Ending March 31,

         1997                                                   $1,289,000
         1998                                                      928,000
         1999                                                   13,081,000
         2000                                                    3,837,000
         2001                                                       21,000
         Remainder                                                 267,000
                                                               -----------
                                                               $19,423,000
                                                               ===========

NOTE 3 - FOREIGN OPERATIONS (CANADA)

         Summarized information relating to the Canadian operation is as follows:

                                   March 31, 1996    December 31, 1995
                                   --------------    -----------------
         Total assets                  $1,134,000            $ 769,000
         Total liabilities              2,021,000            1,672,000
         Deficiency in assets            (887,000)            (903,000)

         For the three month periods ended March 31, 1996 and March 31, 1995, net loss for the Canadian operation was $20,000 and $55,000, respectively.

NOTE 4 - The Company received notices of determination from a municipal local authority assessing the Company an aggregate of approximately $480,000 of local taxes for the periods of June 1, 1981 through May 31, 1987 plus interest. The Supreme Court of the State of New York in one proceeding upheld in February, 1996 assessments of $207,000 for commercial rent tax by the Finance Department of the City of New York for the period of June 1, 1981 through May 31, 1984. No determination of the amount of the interest payable on the claim, other than it will materially exceed, possibly to the extent of being a multiple of the principal amount, has been made. The Company believes that the accrued amount of $1,217,160 which covers these assessments, possible future assessment, and related expenses through May 31, 1996 is adequate.

NOTE 5 - For the three month periods ended March 31, 1996 and March 31, 1995, earnings per share has been computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common stock equivalents.

NOTE 6 - INCOME TAXES

         The benefit for income taxes of $160,000 for the three month period ended March 31, 1996 is based on the effective tax rate expected for the year and includes (i) the partial realization of deferred tax assets, (ii) federal income taxes, (iii) income taxes of state and local jurisdictions for which the Company's operations were profitable and for which no net operating loss benefit is available and (iv) minimum corporate taxes for certain subsidiaries. The realization of the deferred tax assets relates directly to the Company's ability to generate taxable income for Federal, state, and foreign tax purposes. Management has concluded that partial realization of these deferred tax assets is more likely than not as a result of the Company's earnings history for the past two years, and has thus reduced the valuation accordingly. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the utilization of such is more likely than not.

         The income tax provision of $146,000 for the three month period ended March 31, 1995 is based on the effective tax rate for the year and includes (i) federal income taxes, (ii) income taxes of state and local jurisdictions for which the Company's operations were profitable and for which no net operating loss benefit is available and (iii) minimum corporate taxes for certain subsidiaries.

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

         Letters of Credit:

         As of March 31, 1996, the Company's contingent debt amounted to approximately $1,025,500 under standby Letters of Credit issued pursuant to terms of its line of credit (Facility I).

                    SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION




Results of Operations
- ---------------------

         The Company's operating results for the three months ended March 31, 1996 (the "First 1996 Quarter") were impacted by record snowfalls in the Company's areas of operations. As a result, despite the increase in parking capacity when compared with the capacity during the three months ending March 31, 1995 (the "1995 First Quarter") and the continued success of the Company's promotion and discount programs, parking service revenues were $306,000, or 2.0%, less for the First 1996 Quarter than those for the First 1995 Quarter.

         Parking service operating costs were almost correspondingly lower for the First 1996 Quarter, $247,000, or 1.9%, from those for the First 1995 Quarter but as a percentage of revenues slightly higher - 83.0% vs. 82.9%. The reduction reflects a reversal of a $300,000 provision for additional labor and occupancy costs which was no longer required in view of a new collective bargaining agreement and a final tax determination; the lower parking revenues and operating economies, offset partially by an increase of costs resulting from additional locations and the new collective bargaining agreement.

         The Company's gasoline station operations remain marginal as a result of intense competition -- the station experienced operating losses of ($12,000) for the First 1996 Quarter and ($16,000) for the First 1995 Quarter. The increase in revenues of $43,000 and in costs of $39,000 for the First 1996 Quarter over those for the First 1995 Quarter were due to increased patronage and higher wholesale gasoline prices.

         General and administrative expenses increased by $144,000, or 7.8%, and as percentage of parking service revenues (gasoline station operations require an insignificant amount of such expenses) increased from 12.1% to 13.3% between the comparative quarters. The increase is principally the result of higher health care claims and professional fees and the expenses related to the Company's operations in Atlanta and Indianapolis, both of which commenced after the First 1995 Quarter.

         The same level of interest expense for both the First 1996 Quarter and First 1995 Quarter, ($490,000 vs. $488,000) reflect a lower level of indebtedness during the First 1996 Quarter and lower interest rates during the First 1995 Quarter.

         As a result of the foregoing, earnings from parking and service station operations were $51,000 for the First 1996 Quarter as compared with $252,000 for the First 1995 Quarter.

         The tax benefit of ($160,000) for the First 1996 Quarter despite the earnings is due to the Company realizing an additional $200,000 of the net deferred tax assets as of March 31, 1996 in view of the continued improvement in the Company's operating results. Additional realizations of the balance of the net deferred tax assets at March 31, 1996 will be recorded when, in the opinion of management, the realization of such is more likely than not.

         The comparatively large provision of $146,000 for income taxes for the First 1995 Quarter, a rate of 57.9%, is principally the result of (i) the exclusion of the approximately $55,000 loss from the Company's Canadian operations in the determination of the provision for federal income taxes, and
(ii) minimum corporate taxes imposed by the States of New York, Pennsylvania and New Jersey and the City of New York.

Liquidity and Capital Resources
- -------------------------------

         As of March 31, 1996, the Company had a working capital deficit of ($2,639,000) as compared to a working capital deficit of ($2,334,000) as of December 31, 1995. The $305,000 increase in the deficit was primarily due to:
(i) increases of $504,000 in the current portion of long term debt and $91,000 in accounts payable, and (ii) a reduction of $567,000 in prepaid expenses, partially offset by an increase of $444,000 in cash and a reduction of $278,000 in accrued expenses.

         The Company's Credit Agreement with its principal bank lender has been amended several times to avoid or cure defaults in the agreement. An amendment on June 14, 1993, as of February 28, 1993 modified financial covenants as to the maintenance of minimum net worth, total liabilities to net worth and operating cash flow as of and for the period ended the latter date and through February 28, 1994. A June 13, 1994 amendment, effective as of February 28, 1994, extended the maturity to June 30, 1995, increased the interest rate as of July 31, 1994 by an additional 1/2% per annum, modified the financial covenants retroactive to December 1, 1994 and provided for the payment to the lender of a $50,000 fee. The retroactive modification of the covenants permitted the Company to be in compliance with the covenants as of February 28, 1994 and through June 13, 1994. On October 11, 1994, the Company's agreement was further amended to, among other things, extend the maturity to May 31, 1997, increase the interest rate as of October 11, 1994 to prime plus 2%, modify certain financial covenants retroactive to August 31, 1994, and provide for the payment of an additional $50,000 fee to the lender. The covenant modifications permitted the Company to comply with the covenants as of August 31, 1994 and through May 1995. A further amendment was effected on October 31, 1995 to provide more favorable terms with respect to principal, interest payments and the financial covenants. The maturity dates of the Facility I credit loan principal were extended to June 30, 1998 with respect to $61,900, September 30, 1998 with respect to $150,000 and December 31, 1998 with respect to the balance, which as of September 30, 1995, amounted to $11,518,208, and the quarterly installment payment dates for the Facility II term loan in the aggregate principal amount of $1,688,100 were deferred to the calendar quarters ending in the period June 30, 1996 to June 30, 1998. The amendment provides for prepayment of principal to the extent of 50% of the Company's cash flow above designated levels and that commencing November 1,

1995 interest is to be paid at the rate of 4% per annum, with the balance of the interest rate (the Bank's prime plus 2% per annum) to be accrued but deferred. The portion deferred will be paid or forgiven depending on the Company achieving reductions in its operating expenses from those for the year ended December 31, 1994 as follows: if the amount of the reduction as of December 31, 1995 is at least $500,000, the amounts deferred during November and December 1995 will be forgiven; if the amount of the reduction as of December 31, 1996 is at least $600,000 the amounts deferred during 1996 will be forgiven; and if the amount of the reduction as of December 31, 1997 is at least $700,000, the amounts deferred during 1997 and 1998 will be forgiven. The failure to achieve the designated level of reduction for any period will result in the obligation to pay the amount deferred during the applicable period at the end of such period. The Company achieved the targeted reduction as of December 31, 1995 resulting in forgiveness of interest of $145,000 for the two months ended December 31, 1995. The amount of the deferral for the First 1996 Quarter was $210,000.

         On June 28, 1995, the Company borrowed $500,000 in the form of demand loans from the Chairman and Assistant Chairman of the Company. The loans, which bear interest at the equivalent rate to the Facility loan, were amended at, and as a condition to, the execution of the October 31, 1995 amendment to the Credit Agreement, to provide for deferral of the payment of principal and interest in excess of 3.99% per annum until certain principal and interest payments are made to the bank lender.

         In July 1995 the Company entered into a one year agreement with another bank providing for a $1,000,000 line of credit, of which $200,000 was borrowed during the First 1996 Quarter.

         Net cash provided by operating activities was 863,000 for the First 1996 Quarter principally as a result of a substantial reduction in prepaid expenses, partially offset by a material reduction in accrued expenses and other liabilities. For the First 1995 Quarter, the Company had net cash of ($266,000) used in operating activities, primarily due to a substantial increase in deferred expenses.

         Cash used in investing activities, consisting of additions to land, buildings, equipment and improvements, amounted to $600,000 for the First 1996 Quarter, $212,000 more than amounts expended or accrued during the First 1995 Quarter for this purpose. The Company anticipates capital expenditures of not more than $1,500,000 for the year ended December 31, 1996 to be financed from the Company's operations, borrowings and joint ventures with equity co-venturers.

         The Company derived net cash from financing activities of $181,000 for the First 1996 Quarter as compared with $1,373,000 for the First 1995 Quarter, with the difference resulting principally from greater borrowings under the credit facility during the 1995 period.

         As a result of the foregoing, the Company increased its cash balances by $444,000 and $719,000 for the First 1996 Quarter and the First 1995 Quarter, respectively.

         As of May 1, 1996, the Company had borrowed the full amount under its line of credit. It believes that the funds which are available from time to time under its bank loan facility, additional mortgage loans with respect to properties acquired or developed and funds generated from its operations will be sufficient to finance its capital and operational requirements for the 12 months ended March 31, 1997. The Company anticipates the receipt of approximately $1,700,000 from the settlement of its claim for damages resulting from the disruption of its operations in Center City in Philadelphia from a fire in a major office building.

                           PART II - OTHER INFORMATION

Item 6. -- Exhibits and Report on Form 8-K

           (a)  None
           (b) No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SQUARE INDUSTRIES, INC.


                              /s/ Sanford Harwood
                              ------------------
                              Sanford Harwood
                              Assistant Chairman


                              /s/John Kowal
                              ------------
                              John Kowal
                              Chief Financial Officer