Form 10-Q
period 1996-06-30
SQUARE INDUSTRIES INC
filed 1996-08-14
CIK 93134

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                                ---------------------------------

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from                     to
                        --------------------   --------------------

                          Commission file number 0-4979
                                                ---------

                             SQUARE INDUSTRIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

           NEW YORK                                              13-2610905
- -------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 921 Bergen Avenue, Jersey City, New Jersey                        07306
- -------------------------------------------                  ------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (201) 798-0090
                                                   -----------------

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

Shares of Common Stock outstanding at June 30, 1996: 1,179,156

                    SQUARE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I.
                                                               Page No.
                                                               --------
Consolidated Balance Sheets -
June 30, 1996 (unaudited) and December 31,
1995 (audited)                                                   2-3

Consolidated Statements of Operations - for
the six and three months ended June 30, 1996
and 1995 (unaudited)                                             4

Consolidated Statements of Cash Flows for
the six months ended June 30, 1996 and 1995
(unaudited)                                                      5-6

Notes to Consolidated Financial Statements                       7-12

Management's Discussion and Analysis of Results of
Operations and Financial Condition                               13-16


PART II.

Other Information                                                17

SIGNATURES                                                       18

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 1996             December 31, 1995
                                                                    (Unaudited)                  (Audited)
                                                                    ------------             -----------------
ASSETS
Current Assets:
     Cash                                                            $ 3,272,000             $ 1,533,000
     Trade and other receivables                                       1,059,000               1,346,000
     Prepaid expenses                                                  2,358,000               2,804,000
     Other current assets                                                443,000                 479,000
     Prepaid and refundable income tax                                 -0-                       135,000
                                                                     -----------             -----------
         Total current assets                                          7,132,000               6,297,000
                                                                     -----------             -----------

Property, Equipment and Improvements,  net                            25,448,000              24,633,000
                                                                     -----------             -----------

Other Assets:
     Deferred tax asset                                                1,801,000               1,401,000
     Deferred expenses (net of amortization)                           2,475,000               2,571,000
     Security deposits and other assets                                2,623,000               2,320,000
                                                                     -----------             -----------

                                                                     $39,479,000             $37,222,000
                                                                     ===========             ===========


           See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                   June 30, 1996       December 31, 1995
                                                                    (Unaudited)             (Audited)
                                                                   -------------       ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                 $1,188,000            $1,449,000
     Accrued expenses                                                  4,583,000             4,347,000
     Accrued local rent tax (Note 4)                                   1,306,000             1,252,000
     Current portion of long-term debt (Note 2)                        1,461,000               785,000
     Deferred tax liability                                              333,000               333,000
     Other liabilities                                                   635,000               465,000
                                                                     -----------           -----------
         Total current liabilities                                     9,506,000             8,631,000
                                                                     -----------           -----------
Deferred Rent                                                          3,451,000             3,247,000
                                                                     -----------           -----------

Long-Term Debt-less current portion (Note 2)                          18,188,000            18,474,000
                                                                     -----------           -----------
Security Deposits - Customers                                            296,000               292,000
                                                                     -----------           -----------

Stockholders' Equity:
     Common stock, $.01 par value;
       authorized 2,000,000 shares;
       issued 1,231,189 shares and 1,218,389 shares                       12,000                12,000
     Additional paid-in capital                                        3,322,000             3,278,000
     Retained earnings                                                 5,150,000             3,768,000

Less:
     Treasury stock at cost, 52,033 shares                               236,000               236,000
     Cumulative translation adjustment                                   210,000               244,000
                                                                     -----------           -----------
                                                                       8,038,000             6,578,000
                                                                     -----------           -----------

                                                                     $39,479,000           $37,222,000
                                                                     ===========           ===========

           See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                          For The Six Months Ended              For The Three Months Ended
                                                                    June 30,                             June 30,
                                                          -------------------------             ---------------------------
                                                          1996                1995            1996                 1995
                                                         ------              -------         ------               -----
Parking service revenue                                $30,265,000        $30,704,000        $15,239,000        $15,372,000
Service station revenue                                  2,145,000          1,971,000          1,143,000          1,012,000
                                                       -----------        -----------        -----------        -----------

     Total revenues                                     32,410,000         32,675,000         16,382,000         16,384,000
                                                       -----------        -----------        -----------        -----------

Costs and expenses:
     Cost of parking services                           24,730,000         25,304,000         12,265,000         12,592,000
     Operating costs - service station                   2,142,000          2,026,000          1,128,000          1,051,000
     General and administrative expenses                 4,331,000          3,561,000          2,338,000          1,712,000
     Provision for local rent tax (Note 4)                  30,000             30,000             15,000             15,000
     Interest                                              977,000          1,020,000            487,000            532,000
     Reimbursement of previously
     incurred fixed costs (Note 7)                      (1,049,000 )           -0-            (1,049,000)            -0-
                                                       -----------        -----------        -----------        -----------

     Total costs and expenses                           31,161,000         31,941,000         15,184,000         15,902,000
                                                       -----------        -----------        -----------        -----------

Earnings from Parking and
     Service Station Operations                          1,249,000            734,000          1,198,000            482,000

Gain from litigation settlement (Note 7)                   651,000             -0-               651,000             -0-
                                                       -----------        -----------        -----------        -----------

Earnings before provision for
   income taxes                                          1,900,000            734,000          1,849,000            482,000

Provision For Income Taxes
       (Note 6)                                            518,000            380,000            678,000            234,000
                                                       -----------        -----------        -----------        -----------

Net Earnings                                            $1,382,000          $ 354,000         $1,171,000          $ 248,000
                                                       ===========        ===========        ===========        ===========

Earnings Per Share (Note 5)                                 $ 0.94             $ 0.28             $ 0.79           $   0.21
                                                       ===========        ===========        ===========        ===========

Computation of Shares -
Weighted average of common stock
outstanding (Note 5)                                     1,480,530          1,245,131          1,486,049          1,166,356
                                                       ===========        ===========        ===========        ===========

                 See notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     For The Six Months Ended
                                                                            June 30,
                                                                         1996                1995
                                                                     -----------         -----------
Cash Flows From Operating Activities:
         Net earnings                                                  1,382,000           354,000

         Adjustments to reconcile net earnings  to
          net cash provided by operating activities:
           Amortization of:
               Refinancing costs                                         162,000             -0-
               Deferred expenses                                          15,000            20,000
               Lease acquisition costs                                     9,000             9,000
           Interest accrual                                              422,000             -0-
           Depreciation and amortization                                 660,000           789,000
           Deferred tax asset                                           (400,000)            -0-
           Equity adjustment for foreign currency translations            34,000            (2,000)
           Increase (decrease) in cash from
                changes in assets and liabilities:
                 Prepaid expenses and other current assets               311,000          (191,000)
                 Prepaid and refundable income taxes                     135,000           (84,000)
                 Deferred expenses, net                                   81,000        (1,222,000)
                 Security deposits and other assets                     (303,000)         (205,000)
                 Accounts payable, accrued expenses,
                  accrued local rent tax and other liabilities          (223,000)          279,000
                 Deferred rent                                           204,000           288,000
                 Security deposits - customers                             4,000            23,000
                                                                       ---------         ---------

                   Net cash provided by operating activities           2,780,000           444,000
                                                                       ---------         ---------

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     For The Six Months Ended
                                                                           June 30,
                                                                     -----------------------------
                                                                        1996               1995
                                                                     -----------       -----------
Cash Flows From Investing Activities:
         Additions to land, buildings, equipment
           and improvements                                          $(1,475,000)        $(780,000)
                                                                     -----------        ----------

            Net cash used in investing activities                     (1,475,000)         (780,000)
                                                                     -----------        ----------
Cash Flows From Financing Activities:
         Proceeds from borrowings                                        454,000         1,700,000
         Payments and current maturities on long-term debt               (64,000)       (1,081,000)
         Proceeds from exercise of stock options and warrants             44,000             1,000
                                                                     -----------        ----------
                 Net cash provided by financing activities               434,000           620,000
                                                                     -----------        ----------

Net Increase in Cash                                                   1,739,000           284,000

Cash, Beginning of Period                                              1,533,000         1,226,000
                                                                     -----------        ----------
Cash, End of Period                                                   $3,272,000        $1,510.000
                                                                      ==========        ==========

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:
          Interest                                                       868,000         1,005,000
          Income taxes, net of refunds received                          592,000           574,000

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

                 See accompanying notes to financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996


NOTE 1 -       Summary of Significant Accounting Policies

               The accompanying consolidated balance sheet as of June 30, 1996 and the consolidated statements of operations for the six and three months ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, respectively, are unaudited, but in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made. The financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, for the year ended December 31, 1995.

               The accompanying consolidated financial statements include the accounts of a foreign subsidiary and all domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated.

               The results of operations for the six and three months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2  -      Long-Term Debt

               Long-term debt consisted of the following:

                                              Interest Rate       June 30, 1996
                                              -------------       -------------
               Credit Agreement:
                 Facility I                   Prime + 2%            $11,730,000
                 Facility II                  Prime + 2%              1,688,000
               Notes payable                  8.5% - 12.837%          1,560,000
               Notes payable to officers      Prime + 2%                500,000
               Mortgages payable              7% - 11%                4,171,000
                                                                    -----------

                                                                     19,649,000

                Less current portion                                  1,461,000
                                                                    -----------
                                                                    $18,188,000
                                                                    ===========

               Facility I provides for a line of credit of $12,800,000, and is subject to the aggregate face amount of outstanding letters of credit plus unpaid drawings not exceeding $1,500,000. Borrowings under the letter of credit facility reduce amounts available for borrowings under the line of credit. Facility II is a term loan that was payable in consecutive quarterly payments of $225,425. On October 31, 1995, Amendment No. 10 to the Company's bank loan agreement was executed. The amendment provides for an extension of the maturity dates of the Facility I principal to June 30, 1998 with respect to $61,900, to September 30, 1998 with respect to $150,000 and to December 31, 1998 with respect to $11,518,208 and extends the quarterly installment payment dates for Facility II to calendar quarters ending in the period June 30, 1996 to June 30, 1998. The amendment provides for prepayment of principal to the extent of 50% of the Company's cash flow above designated levels. The amendment also provides that commencing November 1, 1995 interest is to be paid at the rate of 4% per annum with the balance of the interest rate (the Bank's prime plus 2% per annum) to be accrued and deferred. The portion deferred will be paid or forgiven depending on the Company achieving reductions in its operating expenses from those for the year ended December 31, 1994 as follows: if the amount of the reduction as of December 31, 1995 is at least $500,000, the amounts deferred during November and December 1995 will be forgiven; if the amount of the reduction as of December 31, 1996 is at least $600,000, the amounts deferred during 1996 will be forgiven; and if the amount of the reduction as of December 31, 1997 is at least $700,000, the amounts deferred during 1997 and 1998 will be forgiven. The failure to achieve the designated level of reduction for any period will result in the obligation to pay the amount deferred during the applicable period. The Company achieved the targeted reduction as of December 31, 1995 resulting in forgiveness of interest of $145,000 for the two months ended December 31, 1995. The amount of the deferral for the six months ended June 30, 1996 was $422,000.

               In July 1995, the Company entered into a one-year agreement with another bank providing for a $1,000,000 line of credit, which was increased to $1,750,000 in June, 1996, of which $200,000 was borrowed during the six months ended June 30, 1996.

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

               The mortgages payable are collateralized by the underlying assets which have a book value of $6,048,000. The two facility loans are collateralized by the stock of subsidiaries of the Company, except those whose stock may not be pledged because of prohibitions in leases and mortgages.

               Debt covenants under the Credit Agreement as amended, include a limitation on indebtedness under mortgage obligations and financial covenants as to maintenance of minimum net worth, total liabilities to net worth and operating cash flow ratios. The Company is in compliance with its debt covenants.

               Aggregate maturities on long-term debt are as follows:

               Year Ending June 30,
               --------------------
               1997                   $1,461,000
               1998                      908,000
               1999                   13,045,000
               2000                    3,897,000
               2001                       76,000
               Remainder                 262,000
                                       ---------
                                     $19,649,000

NOTE 3 - Foreign Operations (Canada)

               Summarized information relating to the Canadian operation is as follows:

                                          June 30, 1996       December 31, 1995
                                          -------------       -----------------
               Total assets                $1,180,000            $ 769,000
               Total liabilities            2,092,000            1,672,000
               Deficiency in assets          (912,000)            (903,000)

               For the six month periods ended June 30, 1996 and June 30, 1995, net loss for the Canadian operation was $45,000 and $108,000, respectively.

NOTE 4 -       Local Rent Tax

               The Company received notices of determination from a municipal local authority assessing the Company an aggregate of approximately $480,000 of local taxes for the periods of June 1, 1981 through May 31, 1987 plus interest. The Supreme Court of the State of New York in one proceeding upheld in February, 1996 assessments of $207,000 for commercial rent tax by the Finance Department of the City of New York for the period of June 1, 1981 through May 31, 1984. No determination of the amount of the interest payable on the claim, other than it will materially exceed, possibly to the extent of being a multiple of the principal amount, has been made. The Company believes that the accrued amount of $1,232,000 which covers these assessments, possible future assessments, and related expenses through June 30, 1996 is adequate.

NOTE 5 -       Earnings Per Share

               For the six and three month periods ended June 30, 1996 and June 30, 1995, earnings per share has been computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common stock equivalents.

NOTE 6 -       Income Taxes

               The provision for income taxes of $518,000 for the six month period ended June 30, 1996 is based on the effective tax rate expected for the year and includes (i) the partial realization of deferred tax assets, (ii) federal income taxes, (iii) income taxes of state and local jurisdictions for which the Company's operations were profitable and for which no net operating loss benefit is available and (iv) minimum corporate taxes for certain subsidiaries. The realization of the deferred tax assets relates directly to the Company's ability to generate taxable income for Federal, state, and foreign tax purposes. Management has concluded that partial realization of these deferred tax assets is more likely than not as a result of the Company's earnings history for the past two years, and has thus reduced the valuation allowance accordingly. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the utilization of such is more likely than not.

               The income tax provision of $380,000 for the six month period ended June 30, 1995 is based on the effective tax rate for the year and includes (i) federal income taxes, (ii) income taxes of state and local jurisdictions for which the Company's operations were profitable and for which no net operating loss benefit is available and (iii) minimum corporate taxes for certain subsidiaries.

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

               On March 29, 1996, the United States District Court for the Eastern District of Pennsylvania approved a net cash settlement of $1,700,000 plus interest payable to the Company as one of several plaintiffs in a class action brought against the owner, manager, and tenant of a building in midtown Philadelphia which suffered a fire in February 1991 causing substantial disruption of the operations of the plaintiffs. The settlement was received by the Company in May, 1996. The portion of the proceeds representing recovery of costs previously charged ($1,049,000) has been recorded as a reduction of total costs and expenses. The remainder of the settlement ($651,000) has been recorded as a gain from litigation settlement.

               Letters of Credit:

               As of June 30, 1996, the Company's contingent debt amounted to approximately $1,025,500 under standby Letters of Credit issued pursuant to terms of its line of credit (Facility I).

NOTE 8 -       Subsequent Event

               On July 31, 1996, the Company purchased a property for $2.4 million, consisting of a $1.0 million mortgage note to the seller and a cash payment of $1.4 million, which was obtained via a drawdown of a line of credit of the Company.

                 SQUARE  INDUSTRIES, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF RESULTS OF OPERATIONS
                          AND FINANCIAL CONDITION


Results of Operations
- ---------------------

     The Company's operating results for the three months and six months ended June 30, 1996 (respectively, the "Second 1996 Quarter" and the "1996 Six-Month Period" ) benefitted from (i) the receipt in May 1996 of cash of $1,700,000 plus interest from the settlement of a class action in which it was a plaintiff resulting from the disruption of business operations in Center City in Philadelphia from a fire in 1991 in a major office building; and (ii) the realization of an additional $400,000 of the net deferred tax assets, $200,000 as of March 31, 1996 and $200,000 as of June 30, 1996. The cash settlement was recorded as the $1,049,000 reimbursement of previously incurred fixed costs and a gain from the settlement of $651,000.

     Parking service revenues were $133,000 (0.9%) and $439,000 (1.4%) lower for the Second 1996 Quarter and the 1996 Six-Month Period as compared respectively with the parking service revenues for the three months and six month ended June 30, 1995 (respectively, the "Second 1995 Quarter" and the "1995 Six-Month Period" ) despite an increase in parking capacity. The operations for the first quarter of 1996 were adversely impacted by the record snowfalls in the Company's areas of operation. The amount of revenues for the Second 1996 Quarter were adversely affected by a reduction in the capacity operated under lease agreements (the parking capacity under management agreements increased) and an approximately $100,000 aggregate decrease in the revenues for June 1996 as compared to June 1995 of four locations as a result of the fewer events scheduled during the month at the entertainment facility serviced by one location and the reduction of capacity or elimination of certain required parking services at three other locations. The impact of the foregoing was partially mitigated by the continued success of the Company's promotion and discount programs and the continuing improvement of the economies of the principal regions in which the Company operates.

     The Company anticipates further material increases in parking service revenues with the addition of its long term lease for the 750 car Rockefeller Center garage in July 1996 and the move in January 1996 to the management of the 6,600 car lot at the Corel Centre, the home of the Ottawa Senators of the National Hockey League, from the 1,930 car facility servicing the Civic Centre, the original home of the team.

     Due principally to the lower revenues and the implementation of operating economies, parking service operating costs were $327,000 (2.6%) lower for the three month and $574,000 (2.3%) lower for the six month comparative periods, with the 1996 Six-Month Period also benefitting from the reversal during the first quarter of a $300,000 provision for additional labor and occupancy costs which was no longer required in view of a new collective bargaining agreement and a final tax determination. The Company did experience increased costs from added locations during 1996 and the new collective bargaining agreement. As a percentage of parking service revenues, the parking service operating costs were relatively stable, 80.5% and 81.7% for the Second 1996 Quarter and the 1996 Six-Month Period as compared with 81.9% and 82.4% for the 1995 Second Quarter and the 1995 Six-Month Period.

     The Company's gasoline station operations improved slightly, recording $131,000 (12.9%) and $174,000 (8.8%) increases in service station revenues due principally to increased patronage and higher retail gas prices for the Second 1996 Quarter and the 1996 Six-Month Period over those for the corresponding 1995 periods while the operating costs increased by only $77,000 (7.3%) and $116,000 (5.7%). As a result, for the 1996 periods the station, which remains marginal due to intense competition, produced operating profits of $15,000 and $3,000 for the three and six months periods of 1996 as compared to operating losses of ($39,000) and ($55,000) for the three and six month periods of 1995.

     General and administrative expenses increased by $626,000 (36.6%) and $770,000 (21.6%) for the Second 1996 Quarter and the 1996 Six-Month Period, over those for the corresponding periods of 1995, and as a percentage of parking service revenues (gasoline station operations require an insignificant amount of such expenses) increased to 15.3% and 14.3% for the 1996 periods from 11.1% and 11.6% for the 1995 periods. The increases were the result of the material increase in the accruals for executive officers bonuses arising from the improved pre-tax earnings, higher health care claims and professional fees, and the expenses related to the Company s operations in two new regions-Atlanta and Indianapolis where the Company commenced operations after the First 1995 Quarter.

     The reductions of $45,000 and $43,000 for the Second 1996 Quarter and the 1996 Six-Month Period in interest expense reflect lower interest rates and interest income generated from the settlement proceeds.

     There was no change in the provision for local rent tax - an accrual of $15,000 per quarter for each year.

     As a result of the foregoing, earnings from parking and service station operations before the gain of $651,000 from the settlement and before provision for income taxes were $1,198,000 and $1,249,000 for the Second 1996 Quarter and the 1996 Six-Month Period, respectively, as compared to $482,000 and $734,000 for the corresponding 1995 periods.

     The lower provisions for income tax, 36.7% for the Second 1996 Quarter and 27.3% for the 1996 Six-Month Period, as compared with 48.5% and 51.8% for the 1995 three and six month periods, respectively, despite the materially greater earnings are the result of a combination of the realization of an additional $200,000 of the net deferred tax assets as of each of March 31, 1996 and June 30, 1996 and the large provision for income taxes for the 1995 periods, principally the result of the exclusion of losses of approximately ($53,000) and ($108,00) for the three and six months ended June 30, 1995, respectively, from the Canadian operations in the determination of the provision for income taxes.

Liquidity and Capital Resources
- -------------------------------

     As of June 30, 1996 the Company had a working capital deficit of ($2,374,000), a slight increase from the working capital deficit of ($2,334,000) as of December 31, 1995.

     The Company's Credit Agreement with its principal bank lender has been amended several times to avoid or cure defaults in the agreement. A June 13, 1994 amendment, effective as of February 28, 1994, extended the maturity to June 30, 1995, increased the interest rate as of July 31, 1994 by 1/2% per annum, modified the financial covenants as to the maintenance of minimum net worth, total liabilities to net worth and operating cash flow to be in compliance with the covenants as of February 28, 1994 and through June 13, 1994. On October 11, 1994, the Company's agreement was further amended to, among other things, extend the maturity to May 31, 1997, increase the interest rate as of October 11, 1994 to prime plus 2%, modify certain financial covenants retroactive to August 31, 1994, and provide for the payment of an additional $50,000 fee to the lender. The covenant modifications permitted the Company to comply with the covenants as of August 31, 1994 and through May 1995. A further amendment was effected on October 31, 1995 to provide more favorable terms with respect to principal, interest payments and the financial covenants. The maturity dates of the Facility I credit loan principal were extended to June 30, 1998 with respect to $61,900, September 30, 1998 with respect to $150,000 and December 31, 1998 with respect to the balance, which amounted to $11,518,208, and the quarterly installment payment dates for the Facility II term loan in the aggregate principal amount of $1,688,100 were deferred to the calendar quarters ending in the period June 30, 1996 to June 30, 1998. The amendment provides for prepayment of principal to the extent of 50% of the Company's cash flow above designated levels and that commencing November 1, 1995 interest is to be paid at the rate of 4% per annum, with the balance of the interest rate (the Bank's prime plus 2% per annum) to be accrued but deferred. The portion deferred will be paid or forgiven depending on the Company achieving reductions in its operating expenses from those for the year ended December 31, 1994 as follows: if the amount of the reduction as of December 31, 1995 is at least $500,000, the amounts deferred during November and December 1995 will be forgiven; if the amount of the reduction as of December 31, 1996 is at least $600,000, the amounts deferred during 1996 will be forgiven; and if the amount of the reduction as of December 31, 1997 is at least $700,000, the amounts deferred during 1997 and 1998 will be forgiven. The failure to achieve the designated level of reduction for any period will result in the obligation to pay the amount deferred during the applicable period at the end of such period. The Company achieved the targeted reduction as of December 31, 1995 resulting in forgiveness of interest of $145,000 for the two months ended December 31, 1995. The amounts of the deferral for the Second 1996 Quarter and the 1996 Six-Month Period were $212,000 and $422,000, respectively.

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

     The Company has borrowed as of July 31, 1996 $1,600,000 under a line of credit from another bank pursuant to an agreement which in June 1996 was amended to increase the facility from $1,000,000 to $1,750,000 and to extend the expiration date to June 1, 1997.

     Net cash provided by operating activities amounted to $2,780,000 for the six months ended June 30, 1996 as compared to $444,000 for the six months ended June 30, 1995. The principal reasons for the improvement were the $1,028,000 increase in net earnings; the $81,000 increase in cash as compared with a $1,222,000 decrease in cash due to deferred expenses, net, the result of rent adjustments; the accrual of $422,000 of interest under the Company's principal Credit Facility agreement which may be forgiven if a designated level of operating economies is achieved for 1996; and the $311,000 increase in cash in 1996 as compared with a $191,000 decrease in cash in 1995 due to prepaid expenses and other current assets, partially offset by the $400,000 realization of the deferred tax asset.

     The $695,000 increase in net cash used in investing activities ($1,475,000 for the 1996 and $780,000 for the 1995 six month periods) reflects major lease acquisitions and renewals and equipment costs. The Company anticipates capital expenditures of approximately $4,500,000 for the six months ended December 31, 1996 of which $2,700,000 were expended in July 1996, principally in connection with the new Rockefeller Center Garage lease and improvements and the acquisition on July 31, 1996 of a building in New York City for $2,400,000, of which $1,400,000 was paid in cash and $1,000,000 was represented by a purchase money mortgage note. The Company intends to lease the building to a national company pursuant to a multi-year net net lease.

     The $186,000 lower amount of net cash provided by financing activities ($434,000 vs. $630,000) was principally the result of $619,000 of net proceeds of borrowings after payments and current maturities on long term debt for the 1995 six month period as compared with a net borrowing increase of $390,000 for the 1996 six month period.

     As a result of the foregoing, the Company increased its cash balance by $1,739,000 for the six months ended June 30, 1996.

     As of August 1, 1996 the Company had borrowed the full amount under its principal line of credit and all but $150,000 under its smaller but more recent line of credit. It believes that the funds which are available from time to time under the latter facility, additional mortgage loans with respect to properties acquired or developed and funds generated from its operations will be sufficient to finance its capital and operational requirements for the twelve months ended June 30, 1997.

                        PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote for Security Holders.

     On July 17, 1996, at the Annual Meeting of Shareholders, the shareholders of the Company elected as Directors to serve until the next Annual Meeting of Shareholders and the due election and qualification of their successors -- Lowell Harwood, Sanford Harwood, Brett Harwood, Stephen A. Bansak, Jr., Daniel
R. Schein, Leslie Harwood Ehrlich and Leo Silverstein with each nominee receiving 1,047,700 shares with abstentions of 2,662 shares except Mr. Schein who received 1,047,579 shares with abstentions of 2,783 shares. The sharesholders also approved by a vote of 738,539 shares FOR and 23,788 shares AGAINST (with abstentions of 484 shares) the adoption in August 1995 by the Board of Directors of an amendment to the Company s Stock Option Plan increasing the number of shares subject to the Plan by 100,000.

Item 6.  Exhibits and Report on Form  8-K

     (a)  Exhibits

      4.1 Amendment to Stock Option Plan increasing by 100,000 the shares subject to the Plan.

     (b) No reports on Form 8-K have been filed during the three months ended June 30, 1996.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SQUARE INDUSTRIES, INC.


                              /s/ Sanford Harwood
                              ------------------------------------
                              Sanford Harwood
                              Assistant Chairman


                              /s/ John Kowal
                              ------------------------------------
                              John Kowal
                              Chief Financial Officer