Form 10-Q/A
period 1996-06-30
SQUARE INDUSTRIES INC
filed 1996-08-16
CIK 93134

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q/A

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

This Amendment contains the amended Consolidated Statements of Cash Flows which has been revised to include the information as to the increase in cash resulting from the change in trade and other receivables.

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     For The Six Months Ended
                                                                            June 30,
                                                                         1996                1995
                                                                     -----------         -----------
Cash Flows From Operating Activities:
         Net earnings                                                  1,382,000           354,000

         Adjustments to reconcile net earnings  to
          net cash provided by operating activities:
           Amortization of:
               Refinancing costs                                         162,000             -0-
               Deferred expenses                                          15,000            20,000
               Lease acquisition costs                                     9,000             9,000
           Interest accrual                                              422,000             -0-
           Depreciation and amortization                                 660,000           789,000
           Deferred tax asset                                           (400,000)            -0-
           Equity adjustment for foreign currency translations            34,000            (2,000)
           Increase (decrease) in cash from
                changes in assets and liabilities:
                 Trade and other receivables                             287,000           386,000
                 Prepaid expenses and other current assets               311,000          (191,000)
                 Prepaid and refundable income taxes                     135,000           (84,000)
                 Deferred expenses, net                                   81,000        (1,222,000)
                 Security deposits and other assets                     (303,000)         (205,000)
                 Accounts payable, accrued expenses,
                  accrued local rent tax and other liabilities          (223,000)          279,000
                 Deferred rent                                           204,000           288,000
                 Security deposits - customers                             4,000            23,000
                                                                       ---------         ---------

                   Net cash provided by operating activities           2,780,000           444,000
                                                                       ---------         ---------

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

                              SQUARE INDUSTRIES, INC.


Date: August 15, 1996         /s/ Sanford Harwood
                              ------------------------------------
                              Sanford Harwood
                              Assistant Chairman


                              /s/ John Kowal
                              ------------------------------------
                              John Kowal
                              Chief Financial Officer