Form 10-Q
period 1996-09-30
SQUARE INDUSTRIES INC
filed 1996-11-15
CIK 93134

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                     ---------------------------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                                --------------------------------------

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from                     to
                        -------------------    ------------------------

                  Commission file number        0-4979
                                            --------------


                             SQUARE INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         NEW YORK                                             13-2610905
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 921 Bergen Avenue, Jersey City, New Jersey                       07306
-------------------------------------------                   --------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (201) 798-0090
                                                    -------------------------

                                 Not Applicable
-------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   X   No
   ------   ------

Shares of Common Stock outstanding at September 30, 1996: 1,183,156

                    SQUARE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                    PART I.
                                                                    Page No.
                                                                    --------

Consolidated Balance Sheets -
September 30, 1996 (unaudited) and December 31,
1995 (audited)                                                         2-3

Consolidated Statements of Operations - for
the nine and three months ended September 30, 1996
and 1995 (unaudited)                                                   4

Consolidated Statements of Cash Flows for
the nine months ended September 30, 1996 and 1995
(unaudited)                                                            5-6

Notes to Consolidated Financial Statements                             7-12

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                     13-17


PART II.

Other Information                                                      18

SIGNATURES                                                             19

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 1996           December 31, 1995
                                                                                (Unaudited)                   (Audited)
                                                                                -----------                   ---------
ASSETS
Current Assets:
     Cash                                                                         $   940,000                 $ 1,533,000
     Trade and other receivables                                                    1,470,000                   1,346,000
     Prepaid expenses                                                               2,110,000                   2,804,000
     Other current assets                                                             472,000                     479,000
     Prepaid and refundable income tax                                                478,000                     135,000
                                                                                     --------                    --------
         Total current assets                                                       5,470,000                   6,297,000
                                                                                   ----------                  ----------

Property, Equipment and Improvements,  Net                                         30,158,000                  24,633,000
                                                                                  -----------                 -----------

Other Assets:
     Deferred tax asset                                                             2,001,000                   1,401,000
     Deferred expenses (net of amortization)                                        2,729,000                   2,571,000
     Security deposits and other assets                                             2,279,000                   2,320,000
                                                                                   ----------                  ----------
                                                                                    7,009,000                   6,292,000
                                                                                   ----------                  ----------


                                                                                  $42,637,000                 $37,222,000
                                                                                  ===========                 ===========



           See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                             September 30, 1996            December 31, 1995
                                                                                 (Unaudited)                   (Audited)
                                                                                 -----------                   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                             $1,015,000                 $1,449,000
     Accrued expenses                                                              5,552,000                  4,347,000
     Accrued local rent tax (Note 4)                                               1,296,000                  1,252,000
     Current portion of long-term debt (Note 2)                                    3,763,000                    785,000
     Deferred tax liability                                                          333,000                    333,000
     Other liabilities                                                               232,000                    465,000
                                                                                    --------                   --------
         Total current liabilities                                                12,191,000                  8,631,000
                                                                                  ----------                 ----------

Deferred Rent                                                                      3,558,000                  3,247,000
                                                                                  ----------                 ----------

Long-Term Debt-less current portion (Note 2)                                      18,564,000                 18,474,000
                                                                                 -----------                -----------

Security Deposits - Customers                                                        342,000                    292,000
                                                                                    --------                   --------

Commitments and Contingencies (Note 7)

Stockholders' Equity:
     Common stock, $.01 par value;
       authorized 2,000,000 shares;
       issued 1,235,189 shares and 1,218,389 shares                                   12,000                     12,000
     Additional paid-in capital                                                    3,335,000                  3,278,000
     Retained earnings                                                             5,083,000                  3,768,000

Less:
     Treasury stock at cost, 52,033 shares                                           236,000                    236,000
     Cumulative translation adjustment                                               212,000                    244,000
                                                                                    --------                   --------
                                                                                   7,982,000                  6,578,000
                                                                                  ----------                 ----------

                                                                                 $42,637,000                $37,222,000
                                                                                 ===========                ===========

           See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                         For The Nine Months Ended             For The Three Months Ended
                                                               September 30,                          September 30,
                                                       -----------------------------        ------------------------------
                                                          1996                1995            1996                 1995
                                                         ------              -------         ------               -----
Parking service revenue                                $45,668,000        $45,328,000        $15,403,000        $14,624,000
Service station revenue                                  3,280,000          3,071,000          1,135,000          1,100,000
                                                        ----------         ----------         ----------         ----------

     Total revenues                                     48,948,000         48,399,000         16,538,000         15,724,000
                                                        ----------         ----------        -----------        -----------

Costs and expenses:
     Cost of parking services                           37,602,000         37,103,000         12,872,000         11,799,000
     Operating costs - service station                   3,245,000          3,112,000          1,103,000          1,086,000
     General and administrative expenses                 6,481,000          5,455,000          2,150,000          1,894,000
     Provision for local rent tax (Note 4)                  45,000             45,000             15,000             15,000
     Interest                                            1,528,000          1,518,000            551,000            498,000
     Write-off of assets                                      -0-             316,000               -0-             316,000
     Reimbursement of previously
       incurred fixed costs (Note 7)                    (1,049,000 )           -0-                  -0-              -0-
                                                        ----------            -----                -----            ----

     Total costs and expenses                           47,852,000         47,549,000         16,691,000         15,608,000
                                                       -----------        -----------        -----------        -----------

Earnings (Loss) from Parking and
     Service Station Operations                          1,096,000            850,000           (153,000)           116,000

Gain from litigation settlement (Note 7)                   651,000             -0-                  -0-              -0-
                                                        ----------          ---------          ---------            ----

Earnings (Loss) before provision for
   income taxes                                          1,747,000            850,000           (153,000)           116,000

Provision (Benefit) For Income Taxes
       (Note 6)                                            432,000            554,000            (86,000)           174,000
                                                          --------          ---------          ---------           --------


Net Earnings (Loss)                                     $1,315,000          $ 296,000          $ (67,000)         $ (58,000)
                                                        ==========          =========          =========          =========

Earnings (Loss) Per Common and
  Common Equivalent Share:
  Primary                                                   $ 0.89             $ 0.23            $ (0.04)         $   (0.05)
                                                            ======             ======            =======          =========
  Assuming full dilution                                    $ 0.84             $ 0.23            $ (0.04)         $   (0.04)
                                                            ======             ======            =======         ==========

Shares Used in Computing Earnings (Loss)
 Per Common and Common Equivalent Share:
  Primary                                                1,493,078          1,262,474          1,499,648          1,287,963
                                                         =========          =========          =========          =========
  Assuming full dilution                                 1,559,124          1,334,179          1,564,958          1,326,985
                                                         =========          =========          =========          =========




           See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                          For The Nine Months Ended
                                                                                                  September 30,
                                                                                        -----------------------------
                                                                                            1996               1995
                                                                                        ------------       -----------
Cash Flows From Operating Activities:
         Net earnings                                                                      $1,315,000          $296,000

         Adjustments to reconcile net earnings  to
          net cash provided by operating activities:
           Amortization of:
               Refinancing costs                                                              239,000             -0-
               Deferred expenses                                                               30,000            31,000
               Lease acquisition costs                                                         13,000            13,000
           Interest accrual                                                                   666,000             -0-
           Depreciation and amortization                                                    1,025,000         1,159,000
           Deferred tax asset                                                                (600,000)            -0-
           Write-off of assets                                                                   -0-            316,000
           Equity adjustment for foreign currency translations                                 32,000           (10,000)
           Increase (decrease) in cash from
                changes in assets and liabilities:
                 Trade and other receivables                                                 (124,000)           (5,000)
                 Prepaid expenses and other current assets                                    701,000            20,000
                 Prepaid and refundable income taxes                                         (343,000)           61,000
                 Deferred expenses, net                                                      (440,000)       (1,439,000)
                 Security deposits and other assets                                            41,000          (491,000)
                 Accounts payable, accrued expenses,
                  accrued local rent tax, deferred
                  tax liability and other liabilities                                         (84,000)          247,000
                 Deferred rent                                                                311,000           423,000
                 Security deposits - customers                                                 50,000            35,000
                                                                                             --------           -------

                   Net cash provided by operating activities                                2,832,000           656,000
                                                                                            ---------           -------

           See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                        For The Nine Months Ended
                                                                                                 September 30,
                                                                                        -------------------------------
                                                                                             1996              1995
                                                                                        -------------      ------------
Cash Flows From Investing Activities:
         Additions to land, buildings, equipment
           and improvements                                                              $ (6,550,000)      $(1,165,000)
                                                                                         ------------       -----------

            Net cash used in investing activities                                          (6,550,000)       (1,165,000)
                                                                                         ------------       -----------
Cash Flows From Financing Activities:
         Proceeds from borrowings                                                           3,675,000         2,223,000
         Payments and current maturities on long-term debt                                   (607,000)       (1,148,000)
         Proceeds from exercise of stock options and warrants                                  57,000             1,000
                                                                                         ------------       -----------

                 Net cash provided by financing activities                                  3,125,000         1,076,000
                                                                                         ------------       -----------

Net (Decrease) Increase in Cash                                                              (593,000)          567,000

Cash, Beginning of Period                                                                   1,533,000         1,226,000
                                                                                         ------------       -----------

Cash, End of Period                                                                         $ 940,000        $1,793,000
                                                                                          ===========        ==========

Supplemental Disclosures of Cash Flow Information:
         Cash paid during the period for:
          Interest                                                                          1,403,000         1,181,000
          Income taxes, net of refunds received                                             1,642,000           819,000

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



           See accompanying notes to consolidated financial statements

SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


NOTE 1 -       Summary of Significant Accounting Policies

               The accompanying consolidated balance sheet as of September 30, 1996 and the consolidated statements of operations for the nine and three months ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, respectively, are unaudited, but in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made. The financial statements should be read in conjunction with the Annual Report on Form 10-K of the Company, for the year ended December 31, 1995.

               The accompanying consolidated financial statements include the accounts of a foreign subsidiary and all domestic subsidiaries. All significant intercompany accounts and transactions have been eliminated.

               The results of operations for the nine and three months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2  -       Long-Term Debt

               Long-term debt consisted of the following:

                                                           Interest Rate                        September 30, 1996
                                                          ---------------                       ------------------
              Credit Agreement:
                Facility I                                Prime + 2%                                 $11,730,000
                Facility II                               Prime + 2%                                   1,188,000
                Other                                     Prime + 2%                                   1,600,000
              Notes payable                               8.5% - 12.8%                                 1,624,000
              Notes payable to officers                   Prime + 2%                                     500,000
              Mortgages payable                           7% - 11%                                     5,685,000
                                                                                                     -----------

                                                                                                      22,327,000

               Less current portion                                                                    3,763,000
                                                                                                     -----------
                                                                                                     $18,564,000
                                                                                                     ===========

               Facility I provides for a line of credit of $12,800,000, and is subject to the aggregate face amount of outstanding letters of credit plus unpaid drawings not exceeding $1,500,000. Borrowings under the letter of credit facility reduce amounts available for borrowings under the line of credit. Facility II is a term loan which was payable in consecutive quarterly payments of $225,425. On October 31, 1995, Amendment No. 10 to the Company's bank loan agreement was executed. The amendment provides for an extension of the maturity dates of the Facility I principal to June 30, 1998 with respect to $61,900, to September 30, 1998 with respect to $150,000 and to December 31, 1998 with respect to $11,518,208 and extends the quarterly installment payment dates for Facility II to calendar quarters ending in the period June 30, 1996 to June 30, 1998. The amendment provides for prepayment of principal to the extent of 50% of the Company's cash flow above designated levels. The amendment also provides that commencing November 1, 1995 interest is to be paid at the rate of 4% per annum with the balance of the interest rate (the Bank's prime plus 2% per annum) to be accrued and deferred. The portion deferred will be paid or forgiven depending on the Company achieving reductions in its operating expenses from those for the year ended December 31, 1994 as follows: if the amount of the reduction as of December 31, 1995 is at least $500,000, the amounts deferred during November and December 1995 will be forgiven; if the amount of the reduction as of December 31, 1996 is at least $600,000, the amounts deferred during 1996 will be forgiven; and if the amount of the reduction as of December 31, 1997 is at least $700,000, the amounts deferred during 1997 and 1998 will be forgiven. The failure to achieve the designated level of reduction for any period will result in the obligation to pay the amount deferred during the applicable period. The Company achieved the targeted reduction as of December 31, 1995 resulting in forgiveness of interest of $145,000 for the two months ended December 31, 1995. The amount of the deferral for the nine months ended September 30, 1996 was $633,000.

               In July 1995, the Company entered into a one-year agreement with another bank providing for a $1,000,000 line of credit, which was increased to $1,750,000 in June, 1996, of which $1,600,000 was borrowed as of September 30, 1996.

               On June 28, 1995 two officers loaned the Company $500,000 with interest payable at the same rate as the Facility I loan. As a condition of Amendment No. 10, the officers agreed to a revision of their loans, changing the terms from demand loans to loans to be repaid following the payment of the credit agreement loans, with provisions for prepayment to the extent of 50% of the principal payments paid to the Bank under the credit agreement after the Bank has received post - October 31, 1995 principal payments of at least $1,000,000 and for the deferral of the interest in excess of 3.99% per annum (the loan interest rate is 10.25% to December 31, 1995 and prime plus 2% thereafter) until the Facility loans have been paid in full. Under their amended loan agreement, the officers surrendered their rights to collateral which was to be provided under the original loan agreement and subordinated their loans to the Company's obligations under the Credit Agreement. In consideration of the original extension of the loans and the foregoing amendment, the Company issued to each of the officers a five year non-transferable Warrant to purchase 75,000 shares of the Company's Common Stock at a price of $6.40 per share, the average of the closing sales prices of the Common Stock on NASDAQ for June 28, 1995, and the two immediately prior days in which trades were effected in the stock.

               Certain subsidiaries of the Company periodically acquire land/or buildings with a view to their future use in whole or in part as parking facilities. The properties are generally purchased subject to long-term mortgages. The mortgages vary in their payment terms and interest rates, some requiring only the payment of interest during the first five years.

               The mortgages payable are collateralized by the underlying assets which have a book value of $9,971,000. The two facility loans are collateralized by the stock of subsidiaries of the Company, except those whose stock may not be pledged because of prohibitions in leases and mortgages.

               Debt covenants under the Credit Agreement as amended, include a limitation on indebtedness under mortgage obligations and financial covenants as to maintenance of minimum net worth, total liabilities to net worth and operating cash flow ratios. The Company is in compliance with its debt covenants.

               Aggregate maturities on long-term debt are as follows:

               Year Ending September 30,
               -------------------------
               1997                             $3,763,000
               1998                              1,091,000
               1999                             12,802,000
               2000                              4,011,000
               2001                                132,000
               Remainder                           528,000
                                               -----------
                                               $22,327,000
                                               ===========

NOTE 3 -       Foreign Operations (Canada)

               Summarized information relating to the Canadian operation is as follows:

                                                   September 30, 1996                  December 31, 1995
                                                   ------------------                  -----------------
              Total assets                              $1,290,000                          $ 769,000
              Total liabilities                          2,199,000                          1,672,000
              Deficiency in assets                        (909,000)                          (903,000)

               For the nine month periods ended September 30, 1996 and 1995, net loss for the Canadian operation was $41,000 and $178,000, respectively.

NOTE 4 -       Local Rent Tax

               The Company received notices of determination from a municipal local authority assessing the Company an aggregate of approximately $480,000 of local taxes for the periods of June 1, 1981 through May 31, 1987 plus interest. The Supreme Court of the State of New York in one proceeding upheld in February, 1996 assessments of $207,000 for commercial rent tax by the Finance Department of the City of New York for the period of June 1, 1981 through May 31, 1984. No determination of the amount of the interest payable on the claim, other than it will materially exceed, possibly to the extent of being a multiple of the principal amount, has been made. The Company believes that the accrued amount of $1,247,000 which covers these assessments, possible future assessments, and related expenses through September 30, 1996 is adequate.

NOTE 5 -       Earnings Per Share

               For the nine and three month periods ended September 30, 1996 and 1995, earnings per share has been computed using the weighted average number of shares of common stock outstanding and the dilutive effect of common stock equivalents.

NOTE 6 -       Income Taxes

               The provision for income taxes of $432,000 for the nine month period ended September 30, 1996 is based on the effective tax rate expected for the year and includes (i) the partial realization of deferred tax assets ($600,000 for the nine months ended September 30, 1996), (ii) federal income taxes, (iii) income taxes of state and local jurisdictions for which the Company's operations were profitable and for which no net operating loss benefit is available and (iv) minimum corporate taxes for certain subsidiaries. The realization of the deferred tax assets relates directly to the Company's ability to generate taxable income for Federal, state, and foreign tax purposes. Management has concluded that partial realization of these deferred tax assets is more likely than not as a result of the Company's earnings history for the past two years, and has thus reduced the valuation allowance accordingly. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the utilization of the deferred tax asset is more likely than not.

               The income tax provision of $554,000 for the nine month period ended September 30, 1995 is based on the effective tax rate for the year and includes (i) federal income taxes, (ii) income taxes of state and local jurisdictions for which the Company's operations were profitable and for which no net operating loss benefit is available and (iii) minimum corporate taxes for certain subsidiaries.

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

               Letters of Credit:

               As of September 30, 1996, the Company's contingent debt amounted to approximately $1,025,500 under standby Letters of Credit issued pursuant to terms of its line of credit (Facility I).

NOTE 8 -       Employees' Share Option Plan
               In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), which was effective for the Company as of January 1, 1996. SFAS No. 123 required expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net earnings and earnings per share in its annual financial statements.

                    SQUARE INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


Results of Operations


         Parking service revenues for the three months ended September 30, 1996 (the "1996 Third Quarter") were $779,000 (5.3%) greater than those for the three months ended September 30, 1995 (the "1995 Third Quarter"). The improvement was primarily due to the commencement of operations at four leased locations, principally locations in Indianapolis and the Trade Center in New York in October 1995 and the Rockefeller Center 750 car garage in New York City in July 1996 as well as the move in January 1996 of the Company's management operations of a 1,930 car capacity facility servicing the Civic Center in Ottawa to the 6,600 car capacity lot at the Corel Centre, the new home of the Ottawa Senators Hockey Club, partially offset by the termination of operations at three leased locations during the period. Parking service revenues for the nine months ended September 30, 1996 (the "1996 Nine Month Period") were only $340,000 (0.8%) more than those for the nine months ended September 30, 1995 (the "1995 Nine Month Period"); the smaller increase was the result of the record snowfalls in the Company's area of operations during the first quarter of 1996. The Company instituted rate increases in October 1996 at many of its locations. Based on operations through October 31, 1996, the Company expects the increases will generate higher parking service revenues for the last quarter of 1996.

         Cost of parking services increased by $1,073,000 (9.1%) for the comparative Third Quarter periods but only by $499,000 (1.3%) for the comparative Nine Month Periods. As a percentage of parking service revenues, such costs increased from 80.7% to 83.6% for the comparative Third Quarter periods and from 81.9% to 82.3% for the comparative Nine Month Periods. The increases are primarily due to the materially higher rents under the leases related to the four new locations as compared with those under the three leases which expired or terminated in 1996.

         The Company's gasoline station operations continued to improve slightly, recording increases of $35,000 (3.2%) and $209,000 (6.8%) in revenues due principally to increased patronage and higher retail gas prices while the operating costs increased by only $17,000 (1.6%) and $133,000 (4.3%) for the comparative Third Quarter periods and the comparative Nine Months Periods, respectively. As a result, the station, which continues to be marginal due to intense competition, produced operating profits of $32,000 and $35,000, respectively, for the 1996 Third Quarter and the 1996 Nine Month Period as compared to an operating profit of $14,000 and an operating loss of ($41,000) for the 1995 Third Quarter and 1995 Nine Month Periods, respectively.

         General and administrative expenses were $256,000 (13.5%) greater for the 1996 Third Quarter than for the 1995 Third Quarter and $1,026,000 (18.8%) greater for the 1996 Nine Month Period than those for the 1995 Nine Month

Period. As a percentage of parking service revenues (gasoline station operations require an insignificant amount of such expenses) the expenses increased from 13.0% to 14.0% for the comparative Third Quarters periods and from 12.0% to 14.2% for the comparative Nine Month Periods. The increases were primarily the result of greater professional fees, including a fee for the Company's financial advisor which has been engaged to advise the Company as to financial and other strategic alternatives to enhance shareholder values, higher health care payments, the commencement of operations in Atlanta and Indianapolis during the last six months of 1995, and accruals for officers bonuses and key employee incentives. While bonuses for executives were accrued as of September 30, 1995, no accruals had been made during the six months then ended on behalf of other key employees who received incentive payments with respect to the results for the full year of 1995. If such accruals had been made during such six month period, the additional accruals for such purpose would have increased general and administrative expenses by approximately $154,000 for the 1995 Nine Month Period.

         The increases of $53,000 (10.6%) and $10,000 (0.7%) in interest expense for the 1996 Third Quarter and the 1996 Nine Month Period over interest expense for the 1995 comparative periods were the result of an increase in borrowings during the 1996 Third Quarter to finance property acquisitions in New York City and Pittsburgh and leasehold improvements, partially offset by the interest on proceeds generated from the settlement discussed below.

         There was no change in the provision for local rent tax - an accrual of $15,000 per quarter for each year.

         The 1996 Nine Month Period benefitted from the receipt in May 1996 of cash of $1,700,000 plus interest from the settlement of a class action in which the Company was a plaintiff resulting from the disruption of business operations in Center City in Philadelphia from a fire in 1991 in a major office building. $1,049,000 of the settlement represented reimbursement of previously incurred fixed costs, with the $651,000 balance treated as a gain from the settlement.

         During the 1995 Third Quarter the Company made write offs of $316,000 of certain assets at locations, the operations of which management deemed unlikely to result in a recovery of such costs. No write-off of assets was deemed required for the 1996 periods.

         The 1996 Third Quarter tax benefit of ($86,000) (56.2%) and the 1996 Nine Month Period provision for income taxes of $432,000 (24.7%) reflect the realization of an additional $200,000 of the net deferred tax assets as of each of March 31, 1996, June 30, 1996 and September 30, 1996 and the ($61,200)
benefit with respect to the loss of ($153,000) for the 1996 Third Quarter from parking and service station operations, partially offset by additional payments for taxes related to prior periods.

         The 65.2% provision for income taxes for the 1995 Nine Month Period, and the provision of $174,000 despite pre-tax earnings of $116,000 for the 1995 Third Quarter are due principally to (i) minimum corporate income taxes imposed by the state and city of New York and the states of Pennsylvania and New Jersey,
(ii) the non-deductibility for income tax purposes of the loss suffered by the

Company's Canadian operations ($178,000) and ($70,000), respectively for the 1995 Nine Month Period and Third Quarter and (iii) an adjustment during the 1995 Third Quarter for under-accruals in prior periods for federal and state income taxes for prior periods.

Liquidity and Capital Resources

         The increase in the Company's working capital deficit from ($2,334,000) as of December 31, 1995 to ($6,721,000) as of September 30, 1996 is principally the result of $6,550,000 of capital expenditures during the 1996 Nine Month Period.

         The Company's Credit Agreement with its principal bank lender has been amended several times to avoid or cure defaults in the agreement. A June 13, 1994 amendment, effective as of February 28, 1994, extended the maturity to June 30, 1995, increased the interest rate as of July 31, 1994 by 1/2% per annum, modified the financial covenants as to the maintenance of minimum net worth, total liabilities to net worth and operating cash flow to be in compliance with the covenants as of February 28, 1994 and through June 13, 1994. On October 11, 1994, the Company's agreement was further amended to, among other things, extend the maturity to May 31, 1997, increase the interest rate as of October 11, 1994 to prime plus 2%, modify certain financial covenants retroactive to August 31, 1994, and provide for the payment of an additional $50,000 fee to the lender. The covenant modifications permitted the Company to comply with the covenants as of August 31, 1994 and through May 1995. A further amendment was effected on October 31, 1995 to provide more favorable terms with respect to principal and interest payments and the financial covenants. The maturity dates of the Facility I credit loan principal were extended to June 30, 1998 with respect to $61,900, September 30, 1998 with respect to $150,000 and December 31, 1998 with respect to the balance, which amounted to $11,518,208, and the quarterly installment payment dates for the Facility II term loan in the aggregate principal amount of $1,688,100 were deferred to the calendar quarters ending in the period June 30, 1996 to June 30, 1998. The amendment provides for prepayment of principal to the extent of 50% of the Company's cash flow above designated levels and that commencing November 1, 1995 interest is to be paid at the rate of 4% per annum, with the balance of the interest rate (the Bank's prime plus 2% per annum) to be accrued but deferred. The portion deferred is to be paid or forgiven depending on the Company achieving reductions in its operating expenses from those for the year ended December 31, 1994 as follows: if the amount of the reduction as of December 31, 1995 is at least $500,000, the amounts deferred during November and December 1995 are to be forgiven; and if the amount of the reduction as of December 31, 1996 is at least $600,000, the amounts deferred during 1996 are to be forgiven; and if the amount of the reduction as of December 31, 1997 is at least $700,000, the amounts deferred during 1997 and 1998 are to be forgiven. The failure to achieve the designated level of reduction for any period will result in the obligation to pay the amount deferred during the applicable period at the end of such period. The Company achieved the targeted reduction as of December 31, 1995 resulting in forgiveness of interest of $145,000 for the two months ended December 31, 1995. The amounts of the deferral for the Third 1996 Quarter and the 1996 Nine Month Period were $211,000 and $633,000, respectively.

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

         The Company has borrowed $1,600,000 as of September 30, 1996 under a line of credit from another bank pursuant to an agreement which was amended in July 1996 to increase the facility from $1,000,000 to $1,750,000 and to extend the expiration date to June 1, 1997.

         Net cash provided by operating activities amounted to $2,832,000 for the 1996 Nine Month Period as compared to $656,000 for the 1995 Nine Month Period. The principal reasons for the improvement were net earnings of $1,315,000 adjusted by both the accrual of $666,000 of deferred interest under the Company's principal Credit Facility agreement and the Company's loan agreement with Messrs. Lowell and Sanford Harwood and $239,000 of refinancing costs; the $701,000 increase in cash resulting from the decrease in prepaid expenses and other current assets in the 1996 period as compared with a $20,000 increase in cash from such accounts during the 1995 period, and the increase in cash due to the net reduction in security deposits of $41,000 in 1996 as compared with a decrease of cash for security deposits of $491,000 in 1995, the result of rent adjustments; partially offset by the realization in 1996 of $600,000 of the Company's deferred tax asset and the reduction in 1996 of $84,000 in accounts payable, accrued expenses, accrued local rent tax and other liabilities as compared with a $247,000 increase in these accounts in 1995.

         The $5,385,000 increase in net cash used in investing activities ($6,550,000 for the 1996 and $1,165,000 for the 1995 Nine Month Periods) was the result of acquisitions of properties in New York City and Pittsburgh, major lease acquisitions and improvements including those related to the Rockefeller Center Garage lease, and lease renewals and equipment costs. The Company anticipates capital expenditures of approximately $320,000 for the three months ended December 31, 1996.

         The increase of $2,049,000 in net cash provided by financing activities for the 1996 Nine Month Period over cash provided for the 1995 Nine Month Period ($3,125,000 vs. $1,076,000) was principally the result of $3,068,000 of net proceeds of borrowings after payments and current maturities on long term debt for the 1996 Nine Month Period as compared with a net borrowing increase of $1,075,000 for the 1995 Nine Month Period.

         As a result of the foregoing, the Company's cash balance decreased by $593,000 for the 1996 Nine Month Period as compared with an increase of $1,793,000 for the 1995 Nine Month Period.

         As of November 1, 1996 the Company had borrowed the full amount under its principal line of credit and all but $150,000 under its smaller ($1,750,000) but more recent line of credit. It believes that the funds which are available from time to time under the latter facility, additional mortgage loans with respect to properties acquired or developed and funds generated from its operations will be sufficient to finance its capital and operational requirements for the twelve months ended September 30, 1997.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits

                  4.1 Amendment to 1992 Stock Option Plan adopted in July 1996 by the Board of Directors of the Company

                  27.  Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the three months ended September 30, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SQUARE INDUSTRIES, INC.



                                       /s/ Sanford Harwood
                                       ----------------------------------
                                       Sanford Harwood
                                       Assistant Chairman


                                       /s/ John Kowal
                                       -----------------------------------
                                       John Kowal
                                       Chief Financial Officer



Dated:   November 14, 1996